Form 10QSB
period 2000-06-30
EMAJIX COM INC
filed 2000-09-05
CIK 1083706

=================================================================UNITED STATES

SECURITIES AND EXCHANGE COMMISSION450 Fifth Street, N.W.Washington, D. C. 20549_______________________

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number __000-30675___________

eMajix.com, Inc.

(Exact name of Small Business Issuer in its charter)

_____Oklahoma ____ _______73-1561191_______

(State of Incorporation) (I.R.S. Employer Identification No.)

7450 South Winston Avenue

__________Tulsa, Oklahoma 74136_________

(Address of principal executive offices.)

Registrant's telephone number: (918) 599-9555

As of August 31, 2000, there were 21,668,600 shares of Common Stock, $0.00005 par value, of the issuer outstanding .

=================================================================

INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements (unaudited)

Balance Sheets

June 30, 2000 and March 31, 2000 4

Statement of Operations

For the three months ended June 30, 2000 and 1999

And for the period of March 31, 1999 to June 30, 2000 5

Statement of Changes in Stockholders Equity 6

Statement of Cash Flows

For the three months ended June 30, 2000 and 1999

And for the period of March 31, 1999 to June 30, 2000 7

Notes to Financial Statements 8-11

ITEM 2. Managements Discussion, Analysis of Financial Condition and Results of Operations, and plan of operation. 12-13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 14

Item 2. Changes in Securities 14

Item 3. Defaults Upon Senor Securities 14

Item 4. Submission of matters to a vote to security Holders 14

Item 5. Other Information 14

Item 6. Exhibits and Reports on Form 8-K 14

Signatures 15

PART I FINANCIAL INFORMATION

eMajix.com, Inc.(A DEVELOPMENT STAGE COMPANY)BALANCE SHEETS

ASSETS

June 30, March 31,

2000 2000

Current assets:

Cash $ 15,743 $ 27,060

Accounts receivable officer 4,000 -

Prepaid expense ___1,685 ________-

Total current assets __21,428 27,060

Equipment, net __13,413 2,416

Other assets:

Deposits 850 -

Licenses, net (Note 2) __246,651 252,975

Total other assets __247,501 _252,975

Total assets $ 282,342 $ 282,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expense $ 8,862 $ 4,620

Notes payable, current (Note 4) _100,000 250,000

Total current liabilities _108,862 254,620

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:

Common stock, $.00005 par value;

200,000,000 shares authorized;

21,486,400 and 20,872,500 issued and outstanding

June 30, 2000 and March 31, 2000, respectively 1,075 1,044

Additional paid-in capital 242,040 36,931

Deficit accumulated during the

development stage _ (69,635) (10,144)

Total stockholders equity _173,480 27,831

Total liabilities and stockholders equity $ 282,342 $ 282,451

See accompanying summary of accounting policies and

notes to financial statements.

eMajix.com, Inc.

(A DEVELOPMENT STAGE COMPANY)STATEMENTS OF LOSS

Date from

Inception

(March 30,1999)

Three Months Ended to

June 30, June 30, June 30,

2000 1999 2000

Revenues $ - $ - $ -

Operating expenses:

Consulting fees 13,624 18,824

Depreciation & amortization 6,912 6,912

Other expense 5,411 35 8,048

Payroll 12,000 12,000

Professional services 13,448 250 13,698

Shareholder expense 1,371 1,371

Software expense 1,741 1,741

Telephone expense 1,985 2,437

Travel expense ____670 _______ ___2,275

Total operating expenses __57,162 __ 285 __67,306

Other expense

Interest expense (2,329) _______- __(2,329)

Net Loss $ (59,491) $ (285) $ (69,635)

Net loss per share basic $ (0.003) $ (0.00)

Weighted average number

of shares basic 21,168,018 3,000,000

See accompanying summary of accounting policies andnotes to financial statements.

eMajix.com, Inc.(A DEVELOPMENT STAGE COMPANY)STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

Deficit

Accumulated

Additional During the

Common Stock Paid-in Development

Shares Amount Capital Stage Total

Common stock issued for:

Cash at $0.001 per share 19,000,000 $ 960 $ 8,385 - $ 9,345

Cash at $0.0005 per share 1,500,000 65 590 - 655

Cash at $0.333 per share 75,000 4 24,996 - 25,000

License agreement at

$0.01 per share 297,500 15 2,960 - 2,975

Net loss ____-____ ____-_ ____-___ $ (10,144) (10,144)

Balance March 31, 2000 20,872,500 1,044 36,931 (10,144) 27,831

Common stock issued for:

Cash at $0.333 per share 576,000 29 191,971 - 192,000

Services 37,900 2 13,138 - 13,140

Net loss ____-____ ____-_ ____-___ (59,491) (59,491)

Balance June 30, 2000 21,486,400 $ 1,075 $242,040 $(69,635) $173,480

See accompanying summary of accounting policies and

notes to financial statements.

eMajix.com, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

Date from

Inception

(March 30,1999)

Three Months Ended to

June 30, June 30, June 30,

2000 1999 2000

Cash flows from operating activities:

Net (loss) $(59,491) $ (285) $ (69,635)

Adjustments to reconcile net loss to cash

Provided (used) by operating activities:

Depreciation and amortization 6,912 6,912

Stock issued for services: 13,140 13,140

Changes in operating assets and liabilities:

Accounts receivable (4,000) (4,000) Prepaid expense (1,685) (1,685)

Accounts payable and accrued expense __4,242 _____20 ___8,862

Net cash used in operating activities (40,882) (265) (46,406)

Investing activities: Purchase of fixed assets (11,585) (14,001)

Other assets ___(850) ______-_ ___(850)

Cash used in investing activities (12,435) - _ (14,851)

Financing activities:

Note payable - related party 100,000

Proceeds from sale of common stock 192,000 1,500 227,000

Repayment of note payable (150,000) ________ (250,000)

Net cash provided by financing activities __42,000 1,500 77,000

Net increase (decrease) in cash (11,317) 1,235 15,743

Cash, beginning of period _27,060 - __ -__

Cash, end of period $ 15,743 $ 1,235 $ 15,743

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest $ - $ - $ -

Income taxes $ - $ - $ -

Noncash financing activities:

Issuance of common stock in

exchange for ClearVideo license $ - $ - $ 2,975

Issuance of common stock for service 13,140 13,140

Issuance of note payable in

exchange for ClearVideo license _______ - 250,000

$ 13,140 $ - $ 266,115

See accompanying summary of accounting policies and

notes to financial statements.

eMajix.com, Inc.

(A DEVELOPMENT STAGE COMPANY)

SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments) consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the eMajix.com, Inc. or the "Company" audited financial statements for the year ended March 31, 2000 included in the Company Form 10-SB.

Nature of Business

eMajix.com, Inc. ("the Company") is a development stage enterprise which holds an exclusive license to 1) compile, display, use, copy and modify ClearVideo source code and create enhancements to the source code, 2) use the ClearVideo source code, its run-time versions and any derivatives created by the Company, 3) the right to manufacture for the purpose of distributing and sub-licensing products and services created by any derivatives to end users in run time versions, 4) the right to sublicense the rights granted by the licensor to the Company, 5) and the right to enter into a research and development agreement with another entity for developing new products provided that the Company will own at least (50%) or more of the voting securities of such entity. The Company intends to offer video compression services primarily for downloading and streaming high quality video with synchronized audio for use on the Internet, various advertising applications, for the radio, television, and cable broadcasting companies. The Company was incorporated pursuant to the laws of the state of Oklahoma on March 30, 1999 as Southern Wireless, Inc. The Company changed its name to Emajix.com, Inc. on April 5, 2000.

Cash Equivalents

For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent. Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

Equipment

Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets. Major additions and improvements are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations.

Licenses

The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

eMajix. com, Inc.(A DEVELOPMENT STAGE COMPANY)

SUMMARY OF ACCOUNTING POLICIES

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long- lived Assets and for Long-lived Assets to be Disposed of", management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.

Income Taxes

Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each yearend. A valuation allowance is recorded against deferred tax assets as management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash equivalents and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Net Loss Per Share

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company had dilutive potential common stock at June 30, 2000, however, the diluted EPS has not been shown as the effect of the incremental shares would be antidilutive.

eMajix.com, Inc.

(A DEVELOPMENT STAGE COMPANY)NOTES TO FINANCIAL STATEMENTS

1. Development Stage Operations and Going Concern

The Company has been in the development stage since its inception. The Company has no recurring source of revenue and has incurred losses since inception. These factors raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in the third quarter of this year. To this end, management is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

2. Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services which it creates using the technology under the licensing agreement. The license was acquired for $250,000 and the issuance of 297,500 shares of common stock, valued at $2,975.

3. Income Taxes

At June 30, 2000 and March 31, 2000, the Company had net deferred tax assets of approximately $20,200 and $3,500 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2000. At June 30, 2000 and March 31, 2000, the Company has net operating loss carryforwards totaling approximately $10,144, which will expire in the year 2015.

4. Notes Payable

Notes payable at June 30, 2000 and March 31, 2000, consist of the following:

June 30, March 31.

2000 2000

Non-interest bearing note payable to Iterated Systems, Inc.,

due on May 15, 2000, secured by all tangible and intangible

assets of the Company $ - $ 150,000

10% unsecured note payable to Ryan Corley, President of

the Company, due on demand 100,000 100,000

Total maturities, all current $ 100,000 $ 250,000

5. Anti-Dilution Clause

The agreement with Iterated Systems, Inc., contains an anti-dilution clause whereby the percentage of ownership of the Company common stock by Iterated shall be no less than 1.25% of the total outstanding shares at any given time. This provision shall terminate after the last day of the first sixty (60) day period during which : (i) the common stock of the Company is traded on NASDAQ, or the American or the New York Stock Exchange and (ii) the Market Capitalization of the Company does not fall below fifty million dollars and (iii) the 297,500 shares of common stock that Iterated received under the agreement become free trading Rule 144 stock or are covered by a registration statement in compliance with the Act and (iv) the share price of the Company shares traded on NASDAQ, the American Stock Exchange or the New York Stock exchange does not fall below $2.10. This provision also terminates if Iterated sells or disposes of the shares that it received under this agreement.

6. Stock Transactions

During the quarter ended June 30, 2000, the Company issued 576,000 shares of its restricted Rule 144 Common Stock to two accredited individuals in exchange for $192,000 to help meet working capital needs. The Company also issued 37,900 shares of its restricted Rule 144 Common Stock to six different individuals for $13,140 in services provided to the Company during this quarter.

On June 8, 2000, the board of directors granted an employee and a member of the board of directors options to purchase 200,000 shares each of Company restricted Rule 144 Common Stock at $.40 per share. The options are exercisable at any time prior to June 8, 2003.

7. Subsequent Events

Subsequent to June 30, 2000, the Company issued 57,000 shares of its restricted Rule 144 Common Stock to one individual for $19,000 in services provided to the Company. Additionally, the Company issued 125,200 shares of its restricted Rule 144 Common Stock to two accredited individuals for $58,400 to help meet working capital needs.

Item2. Management Discussion and Analysis or Plan of Operation.

The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

eMajix.com, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999. On March 17, 2000, the Company entered into an exclusive license agreement for the world-wide rights to certain copyrighted and trademarked software, denoted as "ClearVideo", for fractal digitization and compression of video images with quality audio synchronization. ClearVideo can reduce video and audio files by approximately 95-98% and virtually duplicate the quality of the original files. ClearVideo should revolutionize how video with synchronized audio files are transmitted over both narrow and broadband lines. With the compression results obtainable, almost any Internet user should be able to download compressed audio and video files over ordinary analog connections or digital connections.

The Company intends to commence marketing ClearVideo during the third quarter upon completion of modifications and updating of the source code for ClearVideo initially by licensing the technology to third parties, offering compression services, downloading and streaming services to customers.

The Company currently can satisfy it current cash requirements for approximately 45 days and has a plan in place to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to complete the updating and revisions to the source code until the Company can generate enough cash flow from operations to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

The Company currently has three full time employees on the payroll and five part time employees that are being compensated with shares of the Company restricted Rule 144 Common stock. It is anticipated that the Company will need to hire an additional two or three full time employees in order to complete the updating of the source code and the commencement of marketing the product.

The Company generated revenues of $-0- during the first fiscal quarter ended June 30, 2000, as compared to $-0- in the comparable period of the prior fiscal year. The Company generated no revenue for the current fiscal period due to the effort expended in updating the source code for the licensed ClearVideo software acquired in March of this year. The Company expects to generate revenue upon the completion of the source code updates by the end of the third quarter.

General and administrative (operating costs) for the Company totaled $57,162 during the current quarter as compared to $285 in the comparable period of the prior fiscal year. Most of the current period cost is comprised of consulting fees and payroll costs associated with the updating of the source code for ClearVideo, legal and professional fees incurred in preparation of the annual report for the year ended March 31, 2000 and the preparation and filing of the Form 10SB, and other administrative cost involved in setting up the Company in preparation for operations. During the comparable period of the prior year the Company had no business activity.

Interest and financing cost totaled $2,329 during the quarter ended June 30, 2000 as compared to $-0- during the comparable quarter for 1999.

The Company did no record any tax expense during the current quarter or the comparable quarter a year-ago due to the net operating losses incurred during both periods.

Net loss for the three months ended June 30, 2000, was $59,491 that equated to loss per share of ($.003). Net loss for the comparable quarter of 1999 was $285 that equated to a nil loss per share. Virtually all of the 2000 loss was due to the costs incurred in consulting fees and payroll costs associated with the updating of the source code for ClearVideo, legal and professional fees incurred in preparation of the annual report for the year ended March 31, 2000 and the preparation and filing of the Form 10SB

At June 30, 2000, the Company had cash and cash equivalents of $15,743 a decrease of $11,317 from March 31, 2000. The decrease was due to expenditures relative to updating the source code for ClearVideo and legal and professional fees incurred in the annual examination of the Company financial statements and preparation of the Form10-SB.

Statement Regard Forward-Looking Statements.

This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the expectations or beliefs concerning future events that involve risks and uncertainties, including but not limited to the demand for Company products and services and the costs associated with such goods and services. All other statements other than statements of historical fact included in this Quarterly Report including, without limitation, the statements under "Managements Discussion and Analysis or Plan of Operations" and elsewhere in the Quarterly Report, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

NO CURRENT TRADING MARKET FOR THE COMPANYS SECURITIES. There is currently no established public trading market for the securities of the Company. The Company intends to apply for admission to quotation of its securities on the NASD OTC Bulletin Board and, if and when qualified, it intends to apply for admission to quotation on the NASDAQ SmallCap Market. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factor, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senor Securities

Not applicable

Item 4. Submission of matters to a vote to security Holders

At our annual meeting of Shareholders held on June 8, 2000, the following individuals were elected to the Board of Directors by the following votes cast at the meeting:

For Against

Louis J. Aloisio 16,147,000 -0-

Ryan Corley 16,147,000 -0-

Lonny Davis 16,147,000 -0-

W.H. Walker, Jr. 16,147,000 -0-

Shareholders also ratified the selection of Brown Graham & Company P.C. as the independent accountants for the year ended March 31, 2000 and the appointment of Brown Graham & Company P.C. as independent accountants for the Company for the fiscal year ended March 31, 2001. There were 16,147,000 votes cast in favor of both proposals and no votes against both proposals.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

eMajix.com, Inc.______

(Registrant)

Dated: September 5, 2000 /s/ Ryan Corley________

(Signature)

Ryan Corley___________

President