Form 10QSB
period 2000-09-30
EMAJIX COM INC
filed 2000-10-13
CIK 1083706

=================================================================UNITED STATES

SECURITIES AND EXCHANGE COMMISSION450 Fifth Street, N.W.Washington, D. C. 20549_______________________

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Registrant's telephone number: (512) 2166-7282

As of October 12, 2000, there were 21,669,000 shares of Common Stock, $0.00005 par value, of the issuer outstanding .

=================================================================

INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets

September 30, 2000 and March 31, 2000 3

Statements of Loss

For the three months and six months ended September 30, 2000 and 1999; and for the period of March 31, 1999 to June 30, 2000 4

Statements of Changes in Stockholders Equity 5

Statement of Cash Flows

For the six months ended September 30, 2000 and 1999;

and for the period of March 31, 1999 to September 30, 2000 6

Summary of Accounting Policies 7-8

Notes to Financial Statements 9-10

ITEM 2. Managements Discussion and Analysis or Plan of Operation 11-12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings 13

Item 2. Changes in Securities 13

Item 3. Defaults Upon Senor Securities 13

Item 4. Submission of matters to a vote to security Holders 13

Item 5. Other Information 13

Item 6. Exhibits and Reports on Form 8-K 13

Signatures 14

eMajix.com, Inc.(A DEVELOPMENT STAGE COMPANY)BALANCE SHEETS

ASSETS

September30, March 31,

2000 2000

(Unaudited) (Audited)

Current assets:

Cash $ 5,214 $ 27,060

Accounts receivable other 1,660 -

Accounts receivable officer and employee 1,450 -

Prepaid expense _____210 ________-

Total current assets ___8,534 ___27,060

Equipment, net __14,492 2,416

Other assets:

Deposits 850 -

Licenses, net (Note 2) __240,326 252,975

Total other assets __241,176 _252,975

Total assets $ 264,202 $ 282,451

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expense $ 19,706 $ 4,620

Notes payable, current (Note 4) __100,000 250,000

Total current liabilities __119,706 _254,620

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:

Common stock, $.00005 par value;

200,000,000 shares authorized;

21,669,000 and 20,872,500 issued and outstanding

September 30, 2000 and March 31, 2000, respectively 1,083 1,044

Additional paid-in capital 319,932 36,931

Deficit accumulated during the

development stage _ (176,519) __(10,144)

Total stockholders equity __144,496 ___27,831

Total liabilities and stockholders equity $ 264,202, $ 282,451

See accompanying summary of accounting policies and

notes to financial statements.

eMajix.com, Inc.

(A DEVELOPMENT STAGE COMPANY)STATEMENTS OF LOSS (Unaudited)

Date from

Inception

(March 30,1999)

Three Months Ended Six Months Ended to

September 30, September 30, September 30,

2000 1999 2000 1999 2000

Revenues $ - $ - $ - $ - $ -

Operating expenses:

Consulting fees 9,515 - 23,139 - 28,339

Depreciation & amortization 7,422 - 14,335 - 14,335

Payroll 35,500 - 47,500 - 47,500

Professional services 28,463 - 41,911 - 41,911

Taxes, payroll 3,143 - 4,413 - 4,413

Other expense __20,825 ___25 30,732 ___310 __35,676

Total operating expenses __104,868 ___25 _162,030 ___310 _172,174

Other expense

Interest expense __(2,016) _____- (4,345) _____- ___(4,345)

Net loss $ (106,884) $ (25) $ (166,375) $ (310) $(176,519)

Net loss per share basic $ (.005) $ (.000) $ (.008) $ (.000)

Weighted average number

Of shares basic 21,646,957 3,000,000 21,425,196 3,000,000

See accompanying summary of accounting policies and

notes to financial statements.

eMajix.com, Inc.(A DEVELOPMENT STAGE COMPANY)STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

Deficit

Accumulated

Additional During the

Common Stock Paid-in Development

Shares Amount Capital Stage Total

Common stock issued for:

Cash at $0.001 per share 19,000,000 $ 960 $ 8,385 $ - $ 9,345

Cash at $0.0005 per share 1,500,000 65 590 - 655

Cash at $0.333 per share 75,000 4 24,996 - 25,000

License agreement at

$0.01 per share 297,500 15 2,960 - 2,975

Net loss ____-____ ____-_ ____-___ (10,144) (10,144)

Balance March 31, 2000 20,872,500 1,044 36,931 (10,144) 27,831

Common stock issued for:

Cash at $0.333 per share 676,200 34 225,366 - 225,400

Cash at $1.00 per share 25,000 1 24,999 - 25,000

Services 94,900 4 32,136 - 32,140

Equipment 400 0 500 - 500

Net loss ____-____ ____-_ ____-___ (166,375) (166,375)

Balance September 30, 2000 21,669,000 $ 1,083 $319,932 $(176,519) $144,496,

See accompanying summary of accounting policies and

notes to financial statements.

eMajix.com, Inc.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (Unaudited)

Date from

Inception

(March 30,1999)

Six Months Ended to

September 30, September 30, September 30,

2000 1999 2000

Cash flows from operating activities:

Net (loss) $(166,375) $ (310) $ (176,519)

Adjustments to reconcile net loss to cash

Provided (used) by operating activities:

Depreciation and amortization 14,335 - 14,335

Stock issued for equipment 500 - 500 Stock issued for services: 32,140 - 32,140

Changes in operating assets and liabilities:

Accounts receivable (3,010) - (3,010)

Prepaid expense (310) - (310)

Accounts payable and accrued expense 15,086 _____30 ___19,706

Net cash used in operating activities (107,634) (280) (113,158)

Investing activities: Purchase of fixed assets (13,762) - (16,178)

Other assets ___(850) ________- ___(850)

Cash used in investing activities (14,612 - _ (17,028)

Financing activities:

Note payable - related party 100,000

Proceeds from sale of common stock 250,400 1,500 285,400

Repayment of note payable (150,000) ________- (250,000)

Net cash provided by financing activities 100,400 __ 1,500 135,400

Net increase (decrease) in cash (21,846) 1,220 5,214

Cash, beginning of period _27,060 - __ -__

Cash, end of period $ 5,214 $ 1,220 $ 5,214

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest $ - $ - $ - Income taxes $ - $ - $ -

Noncash financing activities:

Issuance of common stock in

exchange for ClearVideo license $ - $ - $ 2,975

Issuance of common stock for service 32,140 - 32,140

Issuance of common stock for equipment 500 - 500

Issuance of note payable in

exchange for ClearVideo license - - 250,000

See accompanying summary of accounting policies and

notes to financial statements.

eMajix.com, Inc.

(A DEVELOPMENT STAGE COMPANY)

SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the eMajix.com, Inc. or the "Company" audited financial statements for the year ended March 31, 2000 included in the Company Form 10-SB.

Nature of Business - eMajix.com, Inc. ("the Company") is a development stage enterprise which holds an exclusive license to 1) compile, display, use, copy and modify ClearVideo source code and create enhancements to the source code, 2) use the ClearVideo source code, its run-time versions and any derivatives created by the Company, 3) the right to manufacture for the purpose of distributing and sub-licensing products and services created by any derivatives to end users in run time versions, 4) the right to sublicense the rights granted by the licensor to the Company, 5) and the right to enter into a research and development agreement with another entity for developing new products provided that the Company will own at least (50%) or more of the voting securities of such entity. The Company intends to offer video compression services primarily for downloading and streaming high quality video with synchronized audio for use on the Internet, various advertising applications, television, and cable broadcasting companies. The Company was incorporated pursuant to the laws of the state of Oklahoma on March 30, 1999 as Southern Wireless, Inc. The Company changed its name to eMajix.com, Inc. on April 5, 2000.

Cash Equivalents - For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be a cash equivalent. Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

Equipment - Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets. Major additions and improvements are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations.

Licenses - The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

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

Income Taxes - Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each yearend. A valuation allowance is recorded against deferred tax assets as management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash equivalents and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development Costs - Research and development costs are charged to expense as incurred.

Net Loss Per Share - SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The Company had dilutive potential common stock at September 30, 2000, however, the diluted EPS has not been shown as the effect of the incremental shares would be antidilutive.

Stock Based Compensation - The Company accounts for employee stock options under APB Opinion No. 25 "Accounting for Stock Issued to Employees, " ("APB25"). The company has also adopted Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation, " (SFAS 123) for disclosure purposes. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

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

2. Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services which it creates using the technology under the licensing agreement. The license was acquired for $250,000 and the issuance of 297,500 shares of common stock, valued at $2,975. A provision for amortization of the license agreement totaled $6,324 and $12,649 for the three and six month periods ended September 30, 2000, respectively.

3. Income Taxes

At September 30, 2000 and March 31, 2000, the Company had net deferred tax assets of approximately $60,000 and $3,500 respectively, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2000. At September 30, 2000 and March 31, 2000, the Company has net operating loss carryforwards totaling approximately $10,144, which will expire in the year 2015.

4. Notes Payable

Notes payable at September 30, 2000 and March 31, 2000, consist of the following:

September 30, March 31.

2000 2000

Non-interest bearing note payable to Iterated Systems, Inc.,

due on May 15, 2000, secured by all tangible and intangible

assets of the Company $ - $ 150,000

8% unsecured note payable to Ryan Corley, President of

the Company, due on demand 100,000 100,000

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

6. Stock Transactions

During the quarter ended September 30, 2000, the Company issued 125,200 shares of its restricted Rule 144 Common Stock to two accredited individuals in exchange for $58,400 to help meet working capital needs. The Company also issued 57,000 shares of its restricted Rule 144 Common Stock to one individual for $19,000 in services and 400 shares of its restricted Rule 144 Common stock to another individual for equipment purchased during this quarter.

7. Stock Options

On June 8, 2000, the board of directors granted an employee and a member of the board of directors options to purchase 200,000 shares each of Company restricted Rule 144 Common Stock at $.40 per share. The options are exercisable at any time prior to June 8, 2003.

Item 2. Managements Discussion and Analysis or Plan of Operation

The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

eMajix.com, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999. On March 17, 2000, the Company entered into an exclusive license agreement for the world-wide rights to certain copyrighted and trademarked software, denoted as "ClearVideo", for fractal digitization and compression of video images with quality audio synchronization. ClearVideo can reduce video files by approximately 95-98% and virtually duplicate the quality of the original files. ClearVideo should revolutionize how video with synchronized audio files are transmitted over both narrow and broadband lines. With the compression results obtainable, almost any Internet user should be able to download compressed video files with synchronized audio over ordinary analog connections or digital connections in less time.

The Company intends to commence marketing ClearVideo during the third quarter upon completion of modifications and updating of the source code for ClearVideo initially by licensing the technology to third parties, offering compression services, downloading and streaming services to customers.

The Company currently can satisfy it current cash requirements for approximately 15 days and has a plan in place to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to complete the updating and revisions to the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

The Company currently has three full time employees on the payroll and six part time employees that are being compensated with shares of the Company restricted Rule 144 Common stock. It is anticipated that the Company will need to hire an additional three to six full time employees in order to complete the updating of the source code and the commencement of marketing the product.

The Company generated revenues of $-0- during the fiscal quarter and six months ended September 30, 2000, as compared to $-0- in the comparable periods of the prior fiscal year. The Company generated no revenue for the current fiscal period due to the effort expended in updating the source code for the licensed ClearVideo software acquired in March of this year. The Company expects to generate revenue upon the completion of the source code updates by the end of the third quarter.

General and administrative (operating costs) for the Company totaled $104,868 and $162,030 during the three and six months ended September 30, 2000, respectively, as compared to $25 and $310 the comparable periods of the prior fiscal year. Most of the current period cost is comprised of consulting fees and payroll costs associated with the updating of the source code for ClearVideo, legal and professional fees incurred in preparation of the annual report for the year ended March 31, 2000 and the preparation and filing of the Form 10SB, and other administrative cost involved in setting up the Company in preparation for operations. During the comparable period of the prior year the Company had no business activity.

Interest and financing cost totaled $2,016 and 4,345 during the three and six month periods ended September 30, 2000, respectively, as compared to $-0- during the comparable periods for 1999.

The Company did no record any income tax expense during the current three and six months periods or in the comparable periods a year-ago due to the net operating losses incurred during these periods.

Net loss for the three months and six months ended September 30, 2000, was $106,884 and $166,375 that equated to loss per share of ($.005 and ($.008), respectively for the comparable periods of 1999 were $25 and $310, respectively that equated to a nil loss per share in each period. Virtually all of the 2000 loss was due to the costs incurred in consulting fees and payroll costs associated with the updating of the source code for ClearVideo, legal and professional fees incurred in preparation of the annual report for the year ended March 31, 2000 and the preparation and filing of the Form 10SB

At September 30, 2000, the Company had cash and cash equivalents of $5,214 a decrease of $21,846 from March 31, 2000. The decrease was due to expenditures relative to updating the source code for ClearVideo and legal and professional fees incurred in the annual examination of the Company financial statements and preparation of the Form10-SB.

Statement Regarding Forward-Looking Statements.

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

NO CURRENT TRADING MARKET FOR THE COMPANYS SECURITIES. There is currently no established public trading market for the securities of the Company. The Company has applied for admission to quotation of its securities on the NASD OTC Bulletin Board and, if and when qualified, it intends to apply for admission to quotation on the NASDAQ SmallCap Market. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factor, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senor Securities

Not applicable

Item 4. Submission of matters to a vote to security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

eMajix.com, Inc.______

(Registrant)

Dated: October 12, 2000 /s/ Ryan Corley________

(Signature)

Ryan Corley___________

President