Form 10QSB
period 2000-12-31
EMAJIX COM INC
filed 2001-02-20
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________


Commission file number 000-30675


eMajix.com, Inc.

(Exact name of Small Business Issuer in its charter)


Oklahoma                               73-1561191

(State of Incorporation)     (I.R.S. Employer Identification No.)


7450 South Winston Avenue
Tulsa, Oklahoma 74136

(Address of principal executive offices.)


Registrant's telephone number: (918) 494-0004



As of February 15, 2001, there were 21,862,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================













INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
December 31, 2000 and March 31, 2000                                     3

Statements of Loss
For the three months and nine months ended December 31, 2000
and 1999; and for the period of March 31, 1999 to December 31, 2000      4

Statements of Changes in Stockholders Equity                             5

Statement of Cash Flows
For the Nine months ended December 31, 2000 and 1999
and for the period of March 31, 1999 to December 31, 2000                6

Summary of Accounting Policies                                           7-8

Notes to Financial Statements                                            9-10


ITEM 2. Managements Discussion and Analysis or Plan of Operation         10-12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                12

Item 2. Changes in Securities                                            12

Item 3. Defaults Upon Senor Securities                                   12

Item 4. Submission of matters to a vote to security Holders              12

Item 5. Other Information                                                12

Item 6. Exhibits and Reports on Form 8-K                                 12

Signatures                                                               13
















eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                       December 31, March 31,
                                                           2000       2000
                                                       (Unaudited)  (Audited)

Current assets:
Cash                                                      $61,432   $ 27,060
Accounts receivable other                                   -           -
Accounts receivable officer and employee                      360       -
Prepaid expense                                             -           -
                                                         ________   ________
Total current assets                                       61,792     27,060
                                                         ________   ________

Equipment, net                                             14,210      2,416
                                                         ________   ________
Other assets:
Deposits                                                      850       -
Licenses, net (Note 2)                                    234,002    252,975
                                                         ________    _______
Total other assets                                        234,852    252,975
                                                         ________    _______
Total assets                                            $ 310,854  $ 282,451
                                                         ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                    $ 25,962     $ 4,620
Notes payable, current (Note 4)                          102,600     250,000
                                                        ________    ________
Total current liabilities                                128,562     254,620
                                                        ________    ________

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:
Common stock, $.00005 par value;
200,000,000 shares authorized;
21,812,200 and 20,872,500 issued and outstanding
December 31, 2000 and March 31, 2000, respectively         1,091       1,044
Additional paid-in capital                               432,204      36,931
Deficit accumulated during the
development stage                                       (251,003)    (10,144)
                                                        ________    ________
Total stockholders equity                                182,292      27,831
                                                        ________    ________
Total liabilities and stockholders equity              $ 310,854   $ 282,451
                                                        ========    ========

See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)





                                                                     Date from
                           Three Months Ended  Nine Months Ended to  Inception
                               December 31,       December 31,      December 31,
                               2000      1999     2000      1999        2000

Revenues                     $ -        $ -       $ -      $ -        $ -

Operating expenses:
Consulting fees                 12,718    -         35,857   -          41,057
Depreciation & amortization      7,503    -         21,838   -          21,838
Payroll                         30,500    -         78,000   -          78,000
Professional services            2,169    -         44,110   -          42,910
Taxes, payroll                   2,333    -          6,746   -           6,746
Other expense                   17,289       15     47,990     325      54,134
                               _______    _____    _______   _____     _______
Total operating expenses        72,512       15    234,541     325     244,685

Other expense
Interest expense                (1,973)   -         (6,318)      -      (6,318)
                               _______    _____    _______    ____     _______
Net loss                    $  (74,485)  $  (15) $(240,859) $ (325)  $(251,003)
                               =======    =====    =======    ====     =======
Net loss per share basic    $    (.003)  $(.000) $   (.011) $(.000)
                               =======    =====    =======    ====
Weighted average number
Of shares basic             21,534,469 3,000,000 21,534,469 3,000,000




















See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                            Deficit
                                                          Accumulated
                                               Additional During the
                                 Common Stock    Paid-in  Development
                                 Shares Amount   Capital     Stage    Total

Common stock issued for:
Cash at $0.001 per share      19,000,000 $  960 $  8,385    $ -      $ 9,345
Cash at $0.0005 per share      1,500,000     65      590      -          655
Cash at $0.333 per share          75,000      4   24,996      -       25,000

License agreement at
$0.01 per share                  297,500     15    2,960      -        2,975

Net loss                            -        -       -     (10,144)  (10,144)
                              __________  _____  _______   _______   _______
Balance March 31, 2000        20,872,500  1,044   36,931   (10,144)   27,831
                              __________  _____  _______   _______   _______
Common stock issued for:
Cash at $0.333 per share         676,200     34  225,366      -      225,400
Cash at $1.00 per share, net     125,000      6  119,994      -      120,000
  of $5,000 issuance fees
Services                         138,100      7   49,413      -       49,420
Equipment                            400      0      500      -          500
Net loss                            -        -       -    (240,859) (240,859)
                              __________  _____  _______   _______   _______
Balance December 31, 2000     21,812,200 $1,091 $432,204 $(251,003) $182,292
                              ==========  =====  =======   =======   =======





















See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                         Nine Months Ended to          to
                                         December 31,  December 31, December 31,
                                            2000          1999         2000
Cash flows from operating activities:
Net (loss)                                $(240,859)       $ (325)   $ (251,003)
Adjustments to reconcile net loss to cash
Provided (used) by operating activities:
Depreciation and amortization                21,838           -          21,838
Stock issued for equipment                      500           -             500
Stock issued for services:                   49,420           -          49,420
Changes in operating assets and liabilities:
Accounts receivable                            (360)          -            (360)
Accounts payable and accrued expense         21,342            30        25,961
                                            _______         _____       _______
Net cash used in operating activities      (148,119)         (295)     (153,644)
                                            _______         _____       _______
Investing activities:
Purchase of fixed assets                    (14,659)          -         (17,074)
Other assets                                   (850)          -            (850)
                                            _______         _____       _______
Cash used in investing activities           (15,509)          -         (17,924)
                                            _______         _____       _______
Financing activities:
Note payable - related party                  7,100                       7,100
Proceeds from sale of common stock          345,400         1,500       380,400
Repayment of note payable                  (154,500)          -        (154,500)
                                            _______         _____       _______
Net cash provided by financing activities   198,000         1,500       233,000
                                            _______         _____       _______
Net increase (decrease) in cash              34,372         1,205        61,432
Cash, beginning of period                    27,060           -             -
                                            _______         _____       _______
Cash, end of period                         $61,432       $ 1,205       $61,432
                                            =======         =====       =======
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                    $ -           $ -           $ -
Income taxes                                $ -           $ -           $ -

Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                     $ -           $ -           $ 2,975
Issuance of common stock for service        49,420          -            49,420
Issuance of common stock for equipment         500          -               500
Issuance of note payable in exchange
 for ClearVideo license                        -            -           250,000

See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine month periods ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended March 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the eMajix.com, Inc. or the "Company" audited financial statements for the year ended March 31, 2000 included in the Company Form 10-SB.

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

Income Taxes - Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each yearend. A valuation allowance is recorded against deferred tax assets, as management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

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

Net Loss Per Share - SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and their convertible securities. The Company had dilutive potential common stock at December 31, 2000, however, the diluted EPS has not been shown as the effect of the incremental shares would be antidilutive.

Stock Based Compensation - The Company accounts for employee stock options under APB Opinion No.25 "Accounting for Stock Issued to Employees, " ("APB25"). The company has also adopted Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation, " (SFAS 123) for disclosure purposes. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in the fourth quarter of this year. To this end, management is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

2. Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services which it creates using the technology under the licensing agreement. The license was acquired for $250,000 and the issuance of 297,500 shares of common stock, valued at $2,975. A provision for amortization of the license agreement totaled $6,324 and $18,973 for the three and nine-month periods ended December 31, 2000, respectively.

3. Income Taxes

At December 31, 2000 and March 31, 2000, the Company had net deferred tax assets of approximately $86,700 and $3,500 respectively, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, and March 31, 2000. At March 31, 2000, the Company has net operating loss carry forwards totaling approximately $10,144, which will expire in the year 2015.

4. Notes Payable

Notes payable at December 31, 2000 and March 31, 2000, consist of the following:
                                                        December 31, March 31.
                                                            2000      2000
Non-interest bearing note payable to Iterated Systems,
Inc., due on May 15, 2000, secured by all tangible
and intangible assets of the Company                     $ -          $ 150,000

8% unsecured note payable to Ryan Corley, President of
the Company, due on demand                                 100,000      100,000
Other notes                                                  2,600
                                                           _______      _______
Total maturities, all current                            $ 102,600    $ 250,000
                                                           =======      =======
5. Anti-Dilution Clause

The agreement with Iterated Systems, Inc., contains an anti-dilution clause whereby the percentage of ownership of the Company common stock by Iterated shall be no less than 1.25% of the total outstanding shares at any given time. This provision shall terminate after the last day of the first sixty (60) day period during which: (i) the common stock of the Company is traded on NASDAQ, or the American or the New York Stock Exchange and (ii) the Market Capitalization of the Company does not fall below fifty million dollars and (iii) the 297,500 shares of common stock that Iterated received under the agreement become free trading Rule 144 stock or are covered by a registration statement in compliance with the Act and (iv) the share price of the Company shares traded on NASDAQ, the American Stock Exchange or the New York Stock exchange does not fall below $2.10. This provision also terminates if Iterated sells or disposes of the shares that it received under this agreement.

6. Stock Transactions

During the quarter ended December 31, 2000, the Company issued 100,000 shares of its restricted Rule 144 Common Stock to two accredited individuals and a trust in exchange for $100,000 to help meet working capital needs. The Company also issued 43,200 shares of its restricted Rule 144 Common Stock to six individuals for $17,280 in services.

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

eMajix.com, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999. On March 17, 2000, the Company entered into an exclusive license agreement for the worldwide rights to certain copyrighted and trademarked software, denoted as "ClearVideo", for fractal digitization and compression of video images with quality audio synchronization. ClearVideo can reduce video files by approximately 95-98% and virtually duplicate the quality of the original files. ClearVideo should revolutionize how video with synchronized audio files are transmitted over both narrow and broadband lines. With the compression results obtainable, almost any Internet user should be able to download compressed video files with synchronized audio over ordinary analog connections or digital connections in less time.

The Company intends to commence marketing ClearVideo during the fourth quarter upon completion of modifications and updating of the source code for ClearVideo initially by licensing the technology to third parties, offering compression services, downloading and streaming services to customers.

The Company currently can satisfy it current cash requirements for approximately 120 days and has a plan in place to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to complete the updating and revisions to the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

The Company currently has four full time employees on the payroll and three part time employees that are being compensated with shares of the Company restricted Rule 144 Common stock. The Company also has four consultants that are being compensated with shares of the Company restricted Rule 144 Common stock. It is anticipated that the Company will need to hire an additional three to six full time employees in order to complete the updating of the source code and the commencement of marketing the product.

The Company generated revenues of $-0- during the fiscal quarter and nine months ended December 31, 2000, as compared to $-0- in the comparable periods of the prior fiscal year. The Company generated no revenue for the current fiscal period due to the effort expended in updating the source code for the licensed ClearVideo software acquired in March of this year. The Company expects to generate revenue upon the completion of the source code updates by the end of the fourth quarter.

General and administrative (operating costs) for the Company totaled $72,512 and $234,541 during the three and nine months ended December 31, 2000, respectively, as compared to $15 and $325 the comparable periods of the prior fiscal year. Most of the current period cost is comprised of consulting fees and payroll costs associated with the updating of the source code for ClearVideo, legal and professional fees incurred in preparation of the annual report for the year ended March 31, 2000 and the preparation and filing of the Form 10SB, and other administrative cost involved in setting up the Company in preparation for operations. During the comparable period of the prior year the Company had no business activity.

Interest and financing cost totaled $1,973 and 6,318 during the three and nine month periods ended December 31, 2000, respectively, as compared to $-0- during the comparable periods for 1999.

The Company did not record any income tax expense during the current three and nine months periods or in the comparable periods a year-ago due to the net operating losses incurred during these periods.

Net loss for the three months and nine months ended December 31, 2000, was $74,485 and $240,859 that equated to loss per share of ($.003) and ($.011), respectively for the comparable periods of 1999 were $15 and $325, respectively that equated to a nil loss per share in each period. Virtually all of the 2000 loss was due to the costs incurred in consulting fees and payroll costs associated with the updating of the source code for ClearVideo, legal and professional fees incurred in preparation of the annual report for the year ended March 31, 2000 and the preparation and filing of the Form 10SB.

At December 31, 2000, the Company had cash and cash equivalents of $61,432 an increase of $34,372 from March 31, 2000. The increase was due to the sale of shares of the Company restricted Rule 144 Common stock in the third quarter.

Subsequent to December 31, 2000, the Company sold an additional 50,000 shares of the Company restricted Rule 144 Common stock to two accredited individuals in exchange for $50,000 to help meet working capital needs.

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

NO CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES. There is currently no established public trading market for the securities of the Company. The Company has applied for admission to quotation of its securities on the NASD OTC Bulletin Board and, if and when qualified, it intends to apply for admission to quotation on the NASDAQ Small Cap Market. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factor, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
We are not a party to any material legal proceedings.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senor Securities
Not applicable

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits

Not applicable












SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

eMajix.com, Inc.
(Registrant)

Dated: February 19, 2001
/s/ Ryan Corley
    Ryan Corley - President