Form 10KSB
period 2001-03-31
EMAJIX COM INC
filed 2001-06-29
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: NONE

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the selling price of recent sales of $1.00 per share to accredited investors of the Company's Common Stock as of June 22, 2001, the market value of shares held by non-affiliates would be approximately $3,727,500.

As of June 22, 2001 the Registrant had 22,353,200 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format        Yes [  ] No [X]

                                     PART I

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations and views with respect to future events and performance. These forward-looking statements are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from historical results or those that may be anticipated by such forward-looking statements. Words used in this Report such as "anticipate," "believe," "effect," "may," "will" and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in the Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. In addition, the disclosures under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results" consist principally of a brief discussion of risks that may affect future results and are, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's annual, periodic and current reports filed with the Commission, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 1.   DESCRIPTION OF BUSINESS

THE BUSINESS

     eMajix.com, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999 as Southern Wireless, Inc. to engage in the business of developing and marketing software for use in connection with the wired and wireless transmission of video computer data and the compression and storage of video computer data. The Company changed its name to eMajix.com, Inc. on April 6, 2000.

The Product

     The Company has acquired an exclusive license to further develop and market copyrighted and trademarked software, denoted herein as "ClearVideo". ClearVideo is designed for fractal digitization and compression of video images with quality audio synchronization.

The License

     On March 17, 2000 the Company acquired an exclusive worldwide license from Iterated Systems, Inc. ("ISI") to:

     1.   Compile, display, use, copy and modify ClearVideo Source
          Codes.

     2. Use the ClearVideo Source Codes, its run-time versions and the derivatives to create and manufacture products and services.

     3. Use the products and services created and manufactured for the purpose of distributing and sub-licensing the products and services to end-users.

     4.   Sublicense the rights granted under the licensing agreement.

     The consideration of the license was payment of $250,000 and 297,500 restricted shares of the Company's common stock.

     At any time in the future should the Company file a registration statement, with the Securities and Exchange Commission, to register additional shares of its Common Stock and it doesn't include all shares of Common Stock issued to ISI in a successful effort, then and only then the Company will be required to use its best efforts to file a registration statement with the Securities and Exchange Commission registering the shares issued to ISI. As of the date hereof, the Company has not filed a registration statement to register any additional shares or the shares issued to ISI.

The Technology

     ClearVideo utilizes fractal digitization creating the smallest file possible while virtually duplicating the quality of the original.
All computers and software work with only zeros and ones, nothing more, nothing less. The size and speed of files are dependent upon how they are written and with what they are written. Fractal digitization takes a formula for video, finds the comparable areas, determines the length of those areas, and then writes one formula that works throughout the file. Normally video files are very large, requiring a lot of bandwidth and time to transmit in their original format.

     ClearVideo is designed to overcome the limited bandwidth of the Internet, which leads to unrealistic download times and poor quality video when run across the Internet. ClearVideo achieves a very high compression rate, thus producing a much faster download while maintaining the quality of the original video file. It can be seamlessly integrated into existing multimedia frameworks, including
Windows 95, Windows 98, Windows NT, Windows 2000, Windows ME, MacIntosh QuickTime, Activemovie, Video for Windows, Windows Multimedia Player and RealMedia. It can be plugged into Adobe Premier, Ulead Media Studio Pro, Microsoft's VidEdit, Premiere, Director, Avid, Media 100 and many other video editing and capturing packages. ClearVideo simply becomes a compression option in that editing system. This means that a user can maintain the investment in the technology they currently own.

     ClearVideo compresses video at data rates as low as 16 kilobits (2 kilobytes) per second for limited motion video, up to multiple megabits per second for action filled video that demands higher data rates for viewing quality. Compression rates are completely scalable so that a user can customize the video quality, frame rate and frame size to their audience's bandwidth and computer system. ClearVideo works with MMX technology and delivers much larger frame sizes at much faster frame rates, in lower data rates and total file size.

     ClearVideo compression allows high quality video "HQV" files to be easily received and viewed in HQV quality by most users on the Internet with a computer running Windows 95, Windows 98, Windows NT, Windows 2000, Windows ME or MacIntosh QuickTime. The decoder ("codec") software required for a user to run a ClearVideo file is already a part of Windows 95, Windows 98, Windows NT, Windows 2000, Windows ME and MacIntosh QuickTime. The Company will provide the codec on disc or by direct download over the Internet to those that do not have one of the above listed operating systems. No special hardware or software, other than the readily available codec, is required to view ClearVideo files.

     ClearVideo could revolutionize how audio and video files are transmitted over both narrow and broadband lines. With its outstanding compression capabilities, depending upon the users' parameters, ClearVideo can deliver HQV type and quality audio files to almost any Internet user over ordinary analog connections or digital connections.

     By defining and using ClearVideo's parameters, a user can place approximately three hours or more of film, video or audio on one side of a standard CD-ROM disc. Quality comparable to NTSC (standard American television viewing quality) can be achieved or exceeded, depending upon the users demands and parameter settings. Full motion video with synching audio can also be transmitted on the Internet and clearly received by viewers with the ClearVideo codec installed on their computer systems.

     Additionally, a ClearVideo compressed 120-minute film can be downloaded over the Internet in much less time than the hours it now requires, the greater the bandwidth of the line, the higher quality the connection, and the faster the computer, the shorter the download time.
Also, with ClearVideo compressed files, considerable hard drive space is saved on the host file servers.

     Another important feature of ClearVideo is that it works equally well with NTSC, PAL, or SECAM (the three different TV formats used around the world) television as well as the Internet. It can be effectively used worldwide for the compression and transmission of video files for the broadcast industry.

Corley License

     On December 22, 1999, the Company and its current president, Ryan Corley entered into a four-year exclusive licensing agreement whereby Corley, as nominee for a corporation to be formed was granted the right to use certain technology that the Company may acquire in the future relating to the compression of video and streaming real time video via the Internet. Pursuant to the license between the Company and Corley, the corporation to be formed will receive a limited exclusive license for the use of the technology solely for video/audio streaming over the Internet of TV type programming, news content and programming, sport content and programming and non-exclusive use for documentary content and programming.

     Furthermore, during this four year exclusive licensing period, the Company shall not perform streaming services for any third parties for TV type programming in the areas of entertainment, sports and news without the express written permission of the corporation to be formed. If such permission is granted by either party, all revenues derived there from will be split 75% to the Company and 25% to the corporation to be formed for the term of the agreement(s) and any and all renewals of the agreement(s).

Manufacturing

     The Company will have limited manufacturing needs for product as its primary product being offered is licensing of the technology or limited processing services that require computers with a high degree of processing capability, file servers to be used as Websites, and a means to compress data and place it on CD-ROMS. As of this date the Company has limited experience in the compression of videotapes, CD-ROMS, DVD discs or downloaded files and there is no assurance that the Company will be able to handle the volume of business that may come its way internally. However, there are numerous companies that are capable of provide outsourcing services should the Company encounter difficulty in meeting its obligations to customers.

Distribution

     The Company intends to distribute ClearVideo by direct licenses or through downloading to users on the Internet.

Marketing

     The Company intends to market ClearVideo initially by licensing the technology to third parties, offering compression services to customers and offering downloading and streaming services. At this time the Company plans to market its product through an in-house sales force and by advertising on the Internet.

     Licenses will be granted to third parties for limited application which will allow for accurate accounting of usage on a negotiated "per use" royalty basis and may be paid in cash or a combination of a negotiated equity position with a per use cash fee.

     Compression services will be offered whereby the Company will receive files in many different forms, such as videotapes, CD-ROM or DVD discs or downloaded files. The Company will then digitize and compress these files and deliver them to the customer, either in the
form of downloaded files or CD-ROMS.   The Company will charge a set-up
fee, a compression fee, and when appropriate, a usage fee for each time the file is used or sent to an end user.

     Downloading and streaming services will be offered to various customers whereby the Company will accept video files for digitization and compression that are designed to be downloaded or streamed on request over the Internet. These files will be stored on the Company's file servers and delivered on request by an end user by "mirroring." The end user will not "see" the Company's Website, but will only see
the client's Website.   This method of delivery frees up the client's
server space and provides a low-cost revenue center for the Company, along with control over accounting for usage fees.

Patents

     Iterated Systems, Inc., the developer and licensor of ClearVideo software has twenty-four U.S. Patents and fourteen various international patents covering the methods, apparatus and processes used in compressing digital data, fractal encoding of data streams, fractal transformation of data, fractal compression of data, protecting the technology. The Company believes that these patents afford protection under existing patent laws against infringement for a period of time ranging from six years to sixteen years. There is no assurance, however, that third parties will not infringe on the ClearVideo patents.

Competition

     There are numerous companies offering various types of video compression technologies, downloading and streaming services, most of which have more financial and technical resources than the Company and there can be no assurance that in the future, the Company will be able to compete successfully with other video compression, downloading and streaming service companies. The Company is a small participant within the compression, downloading and streaming service arena. The Company will compete with other video compression, downloading and streaming service companies, all of whom have more resources than the Company.

Governmental Regulation

     The Company is not aware of any governmental regulations which effect the manufacture, development or sale of ClearVideo other than those imposed applicable to technical data included in Export/Import Regulations imposed by the United States government and those controlling regulations and regulations of countries into which any products may be imported.

Company's Office

     The Company's offices are located at 7450 South Winston Avenue, Tulsa, Oklahoma 74136 and its telephone number is (918) 494-0004.
The Company's technology center is located at 1612 S Boston Ave,
Tulsa, OK 74119 and its telephone number is (918) 592-0015.

Employees

     The Company has five full time employees and four consultants.

Risk Factors

     1. No Operating History and Revenues and Development Stage Operation. The Company is recently formed and is subject to all the risks inherent in the creation of a new business. Since the Company is a new venture, it has no record of operations and there is nothing at this time upon which to base an assumption that the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2001 and 2000, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's loss from operations and lack of revenue.

      2. Lack of Market Research. The Company has conducted limited research and has not engaged other entities on its behalf to conduct market research to provide management with assurance that market demand exists for the business contemplated by the Company.

     3. Securities are Subject to Penny Stock Rules. The Company's shares are "penny stocks" consequently they are subject to Securities and Exchange Commission regulations which impose sales practice requirements upon brokers and dealers to make risk disclosures to customers before effecting any transactions therein.

     4. Lack of Key Personnel Insurance. The Company has not obtained key personnel life insurance on the lives of any of the officers or directors of the Company. The death or unavailability of one or all of the officers or directors of the Company could have a material adverse impact on the operation of the Company.

     5. No Insurance Coverage. The Company, like other companies in its industry, is finding it difficult to obtain adequate insurance coverage against possible liabilities that may be incurred in conducting its business activities. At present, the Company has not secured any liability insurance. The Company has potential liability from its general business activities, and accordingly, it could be rendered insolvent by a serious error or omission.

     6. Uninsured Risks. The Company may not be insured against all losses or liabilities which may arise from operations, either because such insurance is unavailable or because the Company has elected not to purchase such insurance due to high premium costs or other reasons.

     7. Need for Subsequent Funding. The Company believes it will need to raise additional funds in order to achieve profitable operations. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

     8. Need for Additional Key Personnel. At the present time, the Company employs five full time employees. Additionally, the Company engages four software engineers on a consulting basis. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

     9. Reliance upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and employees who will exercise control over the day-to-day affairs of the Company, and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. As of the date hereof, the Company does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming.

     10. Issuance of Additional Shares. As of June 22, 2001, approximately 177,646,800 shares of Common Stock or 88.82% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

     11. Non-Arms' Length Transaction. The number of shares of Common stock issued to present shareholders of the Company was arbitrarily priced and may not be considered the product of arms' length transactions.

     12. Indemnification of Officers and Directors for Securities Liabilities. The Articles of Incorporation of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Oklahoma Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Company would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     13. Competition. The Company believes that it will have competitors and potential competitors, many of which may have considerably greater financial and other resources than the Company.

     14. No Public Market for Securities. At present, no public market exists for the Company's securities and there is no assurance that a trading market will develop in the future, or if developed, that it will be sustained. A shareholder of the Company's securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     15. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     16. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from the purchasing the Company's securities.

     17. Anti-Dilution Provisions. There is an anti-dilution provision contained in the agreement with Iterated Systems, Inc. that provides for the issuance of additional shares of Common Stock under certain conditions. Although the Company has no obligation to issue additional shares at this time, the Company may be required to issue additional shares at a future date.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own any real property. The Company owns personal property in the form of licenses and office equipment. The Company currently uses office space provided by Ryan Corley, the Company's President and major shareholder on a rent free basis and leases an office/warehouse space in Tulsa, OK for $600 per month. There is no formal lease agreement for the Company's offices.

     The Company's offices are currently adequate and suitable for its operations. The Company will relocate its offices as the need arises. However, currently the Company has not entered into any negotiations with anyone to relocate its offices.

ITEM 3. LEGAL PROCEEDINGS

     We may from time to time be parties to various legal actions. We are not currently parties to any material actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2001.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock has no public trading market. The Company has applied with the NASD OTC Bulletin Board for the stock to be traded under the symbol "EMJX." As of June 28, 2001, the application is still pending.

HOLDERS

    As of March 31, 2001 there were approximately 107 stockholders of record of the Common Stock.

DIVIDEND POLICY

    The Company has never declared or paid any cash dividends on its Common Stock, and the Company currently intends to retain any future earnings to fund the development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future declaration and payment of dividends on its Common Stock, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial conditions, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

    Presented below is certain information concerning all sales of securities by the Company during the fiscal year ended March 31, 2001 that were not registered under the Securities Act of 1933 (the "Securities Act") and that have not been previously reported in our Quarterly Reports on Form 10-QSB.

    During the fourth quarter the Company received $150,000 from accredited investors and issued 150,000 shares of restricted common stock. The Company paid to the underwriter commission fees of $15,000.

    During the year ended March 31, 2001 the Company issued 270,000 shares of the Company's common stock in exchange for 183,924 shares of Fonar Corporation common stock. The Company accrued $27,018 in commissions on the transaction. Fonar is traded on the NASDAQ National Market system under the symbol FONR.

    After March 31, 2001, the Company received $207,500 from accredited investors and issued 207,500 shares of restricted common stock. The Company paid to the underwriter commission fees of $20,750.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

    eMajix.com, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999. On March 17, 2000, the Company entered into an exclusive license agreement for the worldwide rights to certain copyrighted and trademarked software, denoted as "ClearVideo", for fractal digitization and compression of video images with quality audio synchronization. ClearVideo can reduce video files by approximately 95-98% and virtually duplicates the quality of the original files. ClearVideo should revolutionize how video with synchronized audio files are transmitted over both narrow and broadband lines. With the compression results obtainable, almost any Internet user should be able to download compressed video files with synchronized audio over ordinary analog connections or digital connections in less time.

     The Company has commenced marketing ClearVideo during May 2001. The Company will initially license the technology to third parties, offering compression services and downloading and streaming services to customers.

     The Company currently can satisfy its current cash requirements for approximately 120 days and has a plan in place to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to continue its marketing and the updating and revisions to the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

     The Company currently has five full time employees on the payroll. The Company also has four consultants. It is anticipated that the Company will need to hire an additional three to six full time employees in order to complete the updating of the source code and the expansion of marketing the product.

Results of Operations - Period from Inception (March 30, 1999) through March 31, 2001.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no revenues since incorporation. For the years ended March
31, 2001 and 2000, the Company incurred net losses of $365,430 and $10,144, or $(0.017) and $(0.002) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

     Through June 22, 2001, the Company has issued 22,353,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo. The Company has $531 in cash as of March 31, 2001. In April through June 22, 2001, the Company issued 207,500 restricted shares of Common Stock to accredited investors for net proceeds of $186,750.

     Through June 22, 2001, the Company has received funds of $607,150 from the sale of capital stock to officers, directors and others and $100,000 from Ryan Corley upon the execution of a demand note executed on March 30, 2000. Because the Company is in its initial stages of development and has not commenced operations or generated revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers and by the sale of additional shares of its common stock. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

     The Company has been in the development stage since its inception. The Company has had no recurring source of revenue and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2001 and 2000 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

     At the present time, the Company has no material commitments for capital expenditures. If capital expenditures are required after operations commence, the Company will pay for the same through the sale of common stock; or through loans from third parties. There is no assurance, however, that such financing will be available and in the event such financing is not available, the Company may have to cease operations.

ITEM 7. FINANCIAL STATEMENTS

    The information for this Item is included beginning on Page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements on accounting and financial disclosures.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are as follows:

Name                Age       Position

Ryan Corley         58        President, Treasurer, CEO, CFO, and
                              a member of the Board of Directors

Louis Aloisio       67        Secretary and member of the
                              Board of Directors

W. H. Walker Jr.    49        Member of the Board of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Ryan Corley - President, Treasurer, CEO, CFO, and a member of the Board of Directors.

     Mr. Corley has served as president and a member of the Board of Directors of the Company since February 5, 2000. Mr. Corley was the founder of Tsunami Media Corporation (formerly Gatsby's Coffee Company) and served as Chairman of the Board of Directors, Chief Executive Officer and Secretary/Treasurer since its inception September 10, 1998, until his resignation on February 22, 2000. Mr. Corley served as a consultant to several startup companies and small public companies during the period of July 1995 through November 1998. Mr. Corley was Chairman of the Board of Directors and President of Charge, Inc., and Charge Entertainment Corporation, its wholly owned subsidiary, from October 1986 through October 1995. Mr. Corley also was a founder in 1986, a member of the Board of Directors until his resignation on October 30, 1995, having served as Chairman of the Board of Directors from 1987 until January 23, 1995, President and Chief Executive Officer until his resignation from these positions on May 30, 1995, of U.S. Technologies Inc., a NASDAQ listed public corporation. In October 1990, Mr. Corley helped found and was the President and principal Stockholder of the Texas Outlaws Bicycling Team, Inc. of the National Cycle League until August 1996. Mr. Corley received a Bachelor of Science in Business Administration and a Masters in Business Administration from the University of Tulsa.

Louis Aloisio - Secretary and member of the Board of Directors

     Mr. Aloisio is the Secretary of the Corporation, having been
appointed to serve beginning June 8, 2000.    Mr. Aloisio was a co-founder, a
50% owner and serves as Chief Financial Officer of Cellular Concepts an authorized distributor of U.S. Cellular in Tulsa, Oklahoma. M. Aloisio served as President and a member of the Board of Directors of Gatsby's Coffee Company from October 1998 through March 5, 2000, when Gatsby's was acquired by Tsunami Media Corporation. From December 1997 through December 1999, Mr. Aloisio served as Vice President of sales for Denco Corporation, a construction company located in Tulsa, Oklahoma. Mr. Aloisio was founder, President and Chief Operating Officer of Mondo's Italian Restaurant from 1969 through 1997. Mondo's was acquired by Hospitality, Inc in 1997.

W. H. Walker Jr. - Member of the Board of Directors

     Mr. Walker is the founder of the Company. He has been a Director of the Company since its founding and served as its President until February 5, 2000. For the past five years Mr. Walker has been the Secretary, a Director, and fifty percent stockholder of Food and Beverage, Inc., Food & Beverage II, Inc., Food & Beverage IV, Inc., and McGill's 61st, Inc. These companies are in the restaurant business. Mr. Walker serves each of these companies in the capacity of Chief
Financial Officer and Co-Manager of Operations. Mr. Walker is an active investor in commercial real estate and other business ventures.

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation.

    SUMMARY COMPENSATION TABLE. The following table summarizes the compensation earned during the fiscal year by our chief executive officer who served during the fiscal years ended March 31, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE (1)
Name                                        OTHER
Position     YEAR    SALARY    BONUS    COMPENSATION

Ryan Corley  2001   $40,500     -0-          -0-
CEO          2000      -0-      -0-          -0-

(1) There are no stock options, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Option/SAR Grants.

    No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs have been made to any executive officer or any director since the inception of the Company, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2001 and 2000.

Long-Term Incentive Plan Awards.

    The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation of Directors.

    During fiscal year 2001, Mr. Aloisio and Mr. Walker each received 5,100 shares of common stock as compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the Board of Directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership as of June 22, 2001, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

                                                           Percentage
Name and            Number of                               of Shares
address of owner    Shares         Position                  Owned

Ryan Corley         12,402,000     President, Treasurer,    55.48%
P.O. Box 140021                    CEO, CFO
Austin, TX 78714                   and a member of the
                                   Board of Directors

W. H. Walker, Jr.       55,100     Member of the Board       0.25%
3420 East 61st Place               of Directors
Tulsa, OK 74136

Louis Aloisio           25,100     Secretary and             0.11%
6048 S Yale Ave                    Member of the
Tulsa, OK 74135                    Board of Directors

All officers and    12,482,200                              55.84%
directors as a
group (3 persons)

Guy Reidel           3,000,000                              13.42%
46 Tenney Ave.
River Edge, NJ 07661

Leonard D. Hilt      1,815,000                               8.12%
P.O. Box 140661
Austin, TX 78714

Leon P. Davis [1]    1,328,500     Former Secretary          5.94%
1516 East 21st Street
Tulsa, Ok 74114-1339


[1]  440,000 shares are held in the name of The John Allen Corley
     Irrevocable Trust dated March 17, 1995 and 440,000 shares are held in the name of The Maryssa Elonca Corley Irrevocable Trust dated June 17, 1996, for which Mr. Davis is Trustee.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 21, 1999, the Company entered into an agreement with Ryan Corley as nominee for a corporation to be formed "Corporation" for the purpose of developing and distributing multiple branded networks of digital content and programming for distribution over the Internet. Said sub-license provides that the Company is to receive a 15% equity ownership in the Corporation to be formed and also contains an anti-dilution clause for a period of five years for the equity ownership. Additionally, the agreement provides for a limited exclusive license for the use of the technology solely for video and audio streaming over the Internet of TV type programming and content on multiple branded broadcast networks, specifically entertainment content and programming, news content and programming and sports content and programming. The sub-license provides for non-exclusive use for amateur sports programming at the high school level or lower, non-exclusive use for video and audio compression and downloading in developing and operating broadcast networks, streaming commercial advertising over the Internet on any wholly owned and operated networks of Corporation. The sub-license also provides that should the Company sub-license the same rights, as those limited exclusive rights given to Corporation, to another party, then the Company will pay Corporation 25% of the revenues received from those activities.

     On March 30, 2000, the Company entered into a funding arrangement whereby Ryan Corley, president and member of the Board of Directors, loaned the Company $100,000 payable on demand bearing interest at the rate of 8% per annum and is convertible into 300,000 shares of restricted Rule 144 Common Stock on demand.

     On April 6, 1999, the Company issued 2,442,000 shares of Common Stock to the following pursuant to Reg. 504 of the Securities Act of 1933 (the "Act"):

                                   Total               Shares
Name                               Consideration       Acquired

Ryan Corley                        $   588             1,177,000
 President and Director

Leon P. Davis                           50               100,000
 Former Secretary

W. H. Walker, Jr.                       25                50,000
 Director

Louis Aloisio                           10                20,000
 Director

Leonard D. Hilt                        548             1,095,000
 Beneficial Owner
                                   -------             ---------
     TOTAL                         $ 1,211             2,442,000
                                   =======             =========

     On January 28, 2000, and February 4, 2000 the Company issued
15,625,000 shares of Rule 144 restricted Common Stock to the following:

                                   Total               Shares
Name                               Consideration       Acquired

Ryan Corley                        $ 5,603             11,225,000
 President and Director

Leon P. Davis                          475              1,180,000
 Former Secretary

Leonard D. Hilt                        100                220,000
 Beneficial Owner

Guy Riedel
 Beneficial Owner                    1,500              3,000,000
                                   -------             ----------
     TOTAL                         $ 7,678             15,625,000
                                   =======             ==========

     On March 15, 2000, the Company issued 500,000 shares of its restricted Rule 144 Common Stock to Leonard D. Hilt, a beneficial owner, for $250.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 a. Exhibit Index

EXHIBIT NO.  EXHIBIT DESCRIPTION               LOCATION
-----------  -------------------               --------
3.1          Articles of Incorporation.        Incorporated by reference to
                                               exhibit 3.1 of Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-30675)

3.2	   First Amendment to Articles
             of Incorporation.                 Incorporated by reference to
                                               exhibit 3.2 of Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-30675)

3.3	   Second Amendment to Articles
             of Incorporation.                 Incorporated by reference to
                                               exhibit 3.3 of Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-30675)

3.4          Bylaws.                           Incorporated by reference to
                                               exhibit 3.4 of Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-30675)

10.1	   Sub-License Agreement With
             Ryan Corley as Nominee.           Incorporated by reference to
                                               exhibit 10.1 of Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-30675)

10.2         Licensing Agreement for           Incorporated by reference to
             ClearVideo                        exhibit 10.2 of Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-30675)

10.2	   Licensing Agreement for
         ClearVideo - Addendum.                Incorporated by reference to
                                               exhibit 10.3 of Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-30675)



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             eMajix.com, Inc
Date: June 29, 2001          BY: /s/ Ryan Corley,
                             President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


             SIGNATURE              TITLE                           DATE
             ---------              -----                           ----
/s/ Ryan Corley                 President, Treasurer,           June 29, 2001
--------------------            CEO, CFO and a member
    Ryan Corley                 of the Board of Directors

/s/ Louis Aloisio               Secretary and a member          June 29, 2001
--------------------            of the Board of Directors
    Louis Aloisio

/s/ W. H. Walker, Jr.           Member of the                   June 29, 2001
--------------------            Board of Directors
    W. H. Walker, Jr.







         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
eMajix.com, Inc.

We have audited the accompanying balance sheets of eMajix.com, Inc. (a development stage company)(the Company), as of March 31, 2001 and 2000, and the related statements of loss, changes in stockholders' equity and cash flows for the years then ended. We have also audited the statements of loss, changes in stockholders' equity and cash flows from inception (March 30, 1999) through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eMajix.com, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended and the period from inception (March 30, 1999) through March 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no recurring source of revenue and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ Brown, Graham and Company P.C.

Georgetown, Texas
June 28, 2001








                                F-1
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                       March 31,
                                                    2001       2000

Current assets:
Cash                                              $    531   $ 27,060
Accounts receivable-other                              798       -
Prepaid expense                                      1,534       -
                                                  ________   ________
Total current assets                                 2,863     27,060
                                                  ________   ________

Equipment, net (Note 1)                             20,258      2,416
                                                  ________   ________
Other assets:
Deposits                                               850       -
Licenses, net (Note 3)                             227,678    252,975
Marketable securities (Note 6)                     367,848       -
                                                  ________    _______
Total other assets                                 596,376    252,975
                                                  ________    _______
Total assets                                      $619,497   $282,451
                                                  ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses             $ 75,545     $ 4,620
Notes payable, current (Note 5)                    100,000     250,000
                                                  ________    ________
Total current liabilities                          175,545     254,620
                                                  ________    ________

Commitments and contingencies (Notes 2, 7 and 8)

Stockholders' equity: (Notes 6, 7, 8 and 9)
Common stock, $.00005 par value;
200,000,000 shares authorized;
22,145,700 and 20,872,500 issued and outstanding
March 31, 2001 and March 31, 2000, respectively      1,108       1,044
Additional paid-in capital                         720,754      36,931
Deficit accumulated during the development stage  (375,574)    (10,144)
Net unrealized gain on marketable securities        97,664        -
                                                  ________    ________
Total stockholders' equity                         443,952      27,831
                                                  ________    ________
Total liabilities and stockholders' equity       $ 619,497   $ 282,451
                                                  ========    ========



The accompanying notes are an integral part of these financial statements.
                                F-2
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS

                                                            Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Year Ended          to
                                         March 31,           March 31,
                                      2001       2000           2001

Revenues                          $     -      $   -       $    -
                                     _______    ______       _______
Operating expenses:
Consulting fees                       67,588       -          67,588
Depreciation & amortization           30,500       -          30,500
Payroll                              158,387       -         158,387
Professional services                 46,434     5,200        51,634
Occupancy expense                     19,861       452        20,313
Office expense                        12,977     2,163        15,140
Other expense                         21,348     2,329        23,677
                                     _______    ______       _______
Total operating expenses             357,095    10,144       367,239

Other expense
Interest expense                     ( 8,335)      -          (8,335)
                                     _______    ______       _______
Net loss                            (365,430)  (10,144)     (375,574)

Other comprehensive income:
Net unrealized gain on
 marketable securities                 97,664      -          97,664
                                     ________   ______       _______
Comprehensive income (loss)       $  (267,766)$(10,144)    $(277,910)
                                     ========   ======       =======

Net loss per share-basic
  and diluted                     $    (.017) $ (0.002)    $ (0.027)
                                     ========   =======      =======
Weighted average number
of shares outstanding              21,659,232 5,603,753   13,706,597














The accompanying notes are an integral part of these financial statements.
                                F-3
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended March 31, 2001 and 2000

                                                  Deficit  Change in Net
                                         Add-   Accumulated Unrealized
                                        itional During the   Gain on
                        Common Stock    Paid-in Development Marketable
                       Shares   Amount  Capital   Stage     Securities  Total
                     __________  _____  _______   _______   __________ _______
Common stock
  issued for:
Cash at $.001/share  19,000,000 $  960 $  8,385  $   -      $  -      $  9,345
Cash at $.0005/share  1,500,000     65      590      -         -           655
Cash at $.333/share      75,000      4   24,996      -         -        25,000
License agreement
  At $0.01/share        297,500     15    2,960      -         -         2,975
Net loss                  -          -      -     (10,144)     -       (10,144)
                     __________  _____  _______   _______    ______    _______
Balance:
  March 31, 2000     20,872,500  1,044   36,931   (10,144)     -        27,831

Common stock
  issued for:
Cash at $.333/share     676,200     34  225,366     -          -       225,400
Cash at $1.00/share,    175,000      8  159,992     -          -       160,000
  net of $15,000
  issuance fees
Fonar common stock,
  net of $27,018
  issuance fees         270,000     14  243,152     -          -       243,166
Services                151,600      8   54,813     -          -        54,821
Equipment                   400      -      500     -          -           500
Net loss                  -          -      -    (365,430)     -      (365,430)
Net unrealized gain
  on marketable
  securities              -          -      -       -        97,664     97,664
                     __________  _____  _______   _______    ______    _______
Balance:
  March 31, 2001     22,145,700 $1,108 $720,754 $(375,574)  $97,664   $443,952
                     ==========  =====  =======   =======    ======    =======













The accompanying notes are an integral part of these financial statements.
                                F-4
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
                                                            Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Year Ended          to
                                         March 31,           March 31,
                                      2001       2000           2001
Cash flows from operating activities:
Net (loss)                          $(365,430) $ (10,144)    $(375,574)
Adjustments to reconcile net loss
 to cash provided (used) by
 operating activities:
Depreciation and amortization          30,500          -        30,500
Stock issued for equipment                500          -           500
Stock issued for services:             54,821          -        54,821
Changes in operating assets
 and liabilities:
Accounts receivable-other                (798)         -          (798)
Prepaid expenses                       (1,534)         -        (1,534)
Accounts payable and accrued expenses  70,925      4,620        75,545
                                      _______      _____       _______
Net cash used in operating
  activities                         (211,016)    (5,524)     (216,540)
                                      _______      _____       _______
Investing activities:
Purchase of fixed assets              (23,045)    (2,416)      (25,461)
Other assets                             (850)         -          (850)
                                      _______      _____       _______
Net cash used in investing
 activities                           (23,895)    (2,416)      (26,311)
                                      _______      _____       _______
Financing activities:
Proceeds from note payable                  -    100,000       100,000
Proceeds from sale of common stock    358,382     35,000       393,382
Repayment of note payable            (150,000)  (100,000)     (250,000)
                                      _______      _____       _______
Net cash provided by financing
 activities                           208,382     35,000       243,382
                                      _______      _____       _______
Net increase (decrease) in cash       (26,529)    27,060           531
Cash, beginning of period              27,060          -             -
                                      _______      _____       _______
Cash, end of period                   $   531    $27,060       $   531
                                      =======      =====       =======









The accompanying notes are an integral part of these financial statements.
                                F-5
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - continued




Supplemental disclosures of cash flow information:
                                                           Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Year Ended          to
                                         March 31,           March 31,
                                      2001       2000           2001
Cash paid during the period for:
Interest                              $  8,335    $     -      $  8,335
Income taxes                          $    -      $     -      $    -
Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license               $    -      $   2,975    $  2,975
Issuance of common stock for service    54,821          -        54,821
Issuance of common stock for equipment     500          -           500
Issuance of common stock in exchange
for Fonar common stock-net of
 $27,018 issuance fees                 243,166          -       243,166
Issuance of note payable in exchange
 for ClearVideo license                    -        250,000     250,000




























The accompanying notes are an integral part of these financial statements.
                                F-6
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. 1. Summary of Accounting Policies

Nature of Business

     eMajix.com, Inc. ("the Company") is a development stage enterprise which holds an exclusive license to 1) compile, display, use, copy and modify ClearVideosource code and create enhancements to the source code, 2) use the ClearVideo source code, its run-time versions and any derivatives created by the Company, 3) the right to manufacture for the purpose of distributing and sub-licensing products and services created by any derivatives to end users in run time versions, 4) the right to sublicense the rights granted by the licensor to the Company, 5) and the right to enter into a research and development agreement with another entity for developing new products provided that the Company will own at least (50%) or more of the voting securities of such entity. The Company intends to offer video compression services primarily for downloading and streaming high quality video and quality audio for use on the Internet and various advertising applications for radio, television, and cable broadcasting companies. The Company was incorporated pursuant to the laws of the state of Oklahoma on March 30, 1999 as Southern Wireless, Inc. The Company changed its name to eMajix.com, Inc. on April 6, 2000.

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

Equipment

     Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations.

     The following table details the Company's property and equipment:
                                                       March 31,
                                                    2000      2001
     Equipment, furniture and fixtures           $ 25,461    $  2,416
     Accumulated depreciation                     ( 5,203)        -
                                                  -------     -------
     Property and equipment, net                 $ 20,258    $  2,416
                                                  =======     =======


                                F-7
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Accounting Policies - continued

 Licenses

     The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

    In accordance with the provisions of Statement of Financial Accounting Standards("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.

Income Taxes

     Income taxes are provided based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets as management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheet as of March 31, 2001 and 2000 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development Costs

     Research and development costs are charged to expense as incurred.
                                F-8
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Accounting Policies - continued

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

New Accounting Pronouncements

     Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement was effective for the Company during the year ended March 31, 2000. Comprehensive income generally represents all changes in stockholders' equity except those resulting from contributions by stockholders. There was no impact to the Company as a result of the adoption of SFAS No. 130, as there were no differences between net loss and comprehensive loss available to common stockholders for the year ended March 31, 2000.

     In December 1999, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). This SAB summarizes certain of the Staff's views in applying generally accepted accounting principles in the United States, to revenue recognition in financial statements. The Company's revenue recognition policy is in compliance with SAB 101.

     In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. The Company believes that the adoption of SOP 98-5 on April 1, 1999, had no significant effect on its financial statements.







                                F-9
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Summary of Accounting Policies - continued

     In February 1999, the Financial Accounting Standards Board issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections." SFAS No. 135 rescinds SFAS No. 75 and amends SFAS No 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 had no significant effect on its financial statements.

2.   Development Stage Operations and Going Concern

     The Company has been in the development stage since its inception. The Company has no recurring source of revenue and has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

     Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in fiscal 2002. To this end, management is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

3.   Licenses

     In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. The license is being amortized over 10 years which is the estimated useful life of the license. Amortization expense for the year ended March 31, 2001 and 2000 was $25,297 and $0.










                                F-10
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

4.   Income Taxes

     At March 31, 2001 and 2000, the Company had net deferred tax assets of approximately $127,000 and $3,500 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2001 and 2000. At March 31, 2001 the Company has net operating loss carryforwards totaling approximately $375,574 which will begin to expire in the year 2015.

5. Notes Payable

     Notes payable consist of the following:       March 31,
                                                2001      2000
     Non-interest bearing note payable to
      Iterated Systems, Inc., due on
      May 15, 2000, secured by all tangible
      and intangible assets of the Company   $   -     $ 150,000

     8% convertible note payable to
      Ryan Corley, President of the
      Company, due on demand                   100,000   100,000
                                             --------- ---------
     Total maturities - all current          $ 100,000 $ 250,000
                                             ========= =========
     The convertible note payable is convertible at anytime at the option of the payee into Rule 144 common stock on a basis of three shares of common stock for each dollar of principal and/or accrued interest due.

6. Common Stock Transactions

     During the year ended March 31, 2001, the Company sold 676,200 shares of restricted Rule 144 common stock for $225,400 or $.33 per share and 25,000 shares of restricted Rule 144 common stock for $25,000. Also, during the year ended March 31, 2001, the Company issued 152,000 shares of restricted Rule 144 common stock for services and equipment in the amount of $55,321.

     On October 12, 2000, the Company was authorized to sell 1,000,000 shares of common stock at $1.00 per share under the SEC Regulation D-506 offering. During the year ended March 31, 2001, under the offering the Company issued 150,000 shares of common stock for $150,000 and 270,000 shares of common stock for 183,924 shares of Fonar Corporation (Fonar) common stock valued at $270,148. These amounts have been recorded in the common stock and additional paid in capital net of commissions in the amount of $42,018.

    Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at March 31, 2001 with a market value of $367,848. Net unrealized gain on marketable securities with amount of $97,664 has been recorded in stockholders equity at March 31, 2001.

                                F-11
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

7. Anti-Dilution Clause

     The agreement with Iterated Systems, Inc. "Iterated", contains an anti-dilution clause whereby the percentage of ownership of the Company's common stock by Iterated shall be no less than 1.25% of the total outstanding shares of the Company's common stock at any given time. This provision shall terminate after the last day of the first sixty (60) day period during which : (i) the common stock of the Company is traded on NASDAQ, or the American or the New York Stock Exchange and (ii) the Market Capitalization of the Company does not fall below fifty million dollars and (iii) the 297,500 shares of common stock that Iterated received under the agreement become free trading Rule 144 stock or are covered by a registration statement in compliance with the Act and (iv) the share price of the Company's shares traded on NASDAQ, the American Stock Exchange or the New York Stock exchange does not fall below $2.10. This provision also terminates if Iterated sells or disposes of the shares that it received under this agreement.

8. Stock Options

     During the year ended March 31, 2001, the Company granted 200,000 options to an employee to purchase common stock with an exercise price of forty cents ($0.40) per share, which is the market price at the date of the grant. Also, the Company granted 200,000 options to purchase common stock to a consultant for services for a price of forty cents ($0.40) per share, which is the market price of the common stock at the date of grant. Market price of the common stock was determined by recent sales to unrelated parties. No compensation was required to be recorded for options granted to the consultant using the Black-Scholes option-pricing model.

     SFAS No. 123 requires the Company to provide pro-forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's options granted to employees had been determined in accordance with the fair value based method prescribed in that statement.

     The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

         Dividends yield                0%
         Expected volatility            0%
         Risk-free interest rate      5.2%
         Expected life                4 years

     No additional compensation cost was required using the Black-Scholes option-pricing model.


                                F-12
eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

8. Stock Options - continued

    A summary of the status of the Company's stock options as of March 31, 2001, is presented below:

Options outstanding at beginning of year                  -
Options granted                                        400,000
Options exercised                                         -
Options canceled                                          -
                                                       -------
Options outstanding and exercisable at end of year     400,000
                                                       =======
The following table summarizes the information about the stock options as of March 31, 2001:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price   March 31    Years   (Total shares)  March 31    shares)
-------- --------  ---------- ------------  ----------  ---------
    $.40  400,000         2.0         $.40     400,000       $.40
======== ========  ========== ============  ==========  =========

9. EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2001 and 2000, potentially dilutive securities (400,000 stock options to purchase common stock and convertible note payable) have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.



















                                F-13