Form 10QSB
period 2001-06-30
EMAJIX COM INC
filed 2001-08-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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



As of August 12, 2001, there were 22,440,700 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================













INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
June 30, 2001 and March 31, 2001                                         3

Statements of Loss
For the three months ended June 30, 2001 and 2000;
and from inception (March 30, 1999) to June 30, 2001                     4

Statements of Changes in Stockholders Equity                             5

Statement of Cash Flows
For the three months ended June 30, 2001 and 2000;
and from inception (March 30, 1999) to June 30, 2001                     6-7

Summary of Accounting Policies                                           8-9

Notes to Financial Statements                                            10-12


ITEM 2. Managements Discussion and Analysis or Plan of Operation         12-14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                14

Item 2. Changes in Securities                                            14

Item 3. Defaults Upon Senor Securities                                   14

Item 4. Submission of matters to a vote to security Holders              14

Item 5. Other Information                                                14

Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                               15
















eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                        June 30,   March 31,
                                                          2001       2001
                                                      (Unaudited)  (Audited)

Current assets:
Cash                                                    $175,296   $    531
Accounts receivable other                                    798        798
Prepaid expense                                            -          1,534
                                                        ________   ________
Total current assets                                     176,094      2,863
                                                        ________   ________

Equipment, net                                            32,048     20,258
                                                        ________   ________
Other assets:
Deposits                                                     850        850
Licenses, net (Note 2)                                   221,353    227,678
Marketable securities                                    356,813    367,848
                                                        ________    _______
Total other assets                                       579,016    596,376
                                                        ________    _______
Total assets                                            $787,158   $619,497
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                    $101,414    $75,545
Notes payable, current (Note 4)                          100,000    100,000
                                                        ________   ________
Total current liabilities                                201,414    175,545
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:
Common stock, $.00005 par value;
200,000,000 shares authorized;
22,440,700 and 22,145,700 issued and outstanding
June 30, 2001 and March 31, 2001, respectively             1,122      1,108
Additional paid-in capital                               991,239    720,754
Deficit accumulated during the
development stage                                       (493,246)  (375,574)
Net unrealized gain on marketable securities              86,629     97,664
                                                        ________   ________
Total stockholders equity                                585,744    443,952
                                                        ________   ________
Total liabilities and stockholders equity              $ 787,158  $ 619,497
                                                        ========   ========
See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)



                                                   Date from
                                                   Inception
                                                (March 30, 1999)
                             Three Months Ended       to
                                  June 30,          June 30,
                               2001      2000        2001

Revenues                     $   -      $   -      $   -

Operating expenses:
Consulting fees                 21,489     13,624     89,077
Depreciation & amortization      8,930      6,912     39,430
Payroll                         50,240     13,270    208,627
Professional services            5,542     13,448     57,176
Occupancy expense                5,455      3,074     25,768
Office expense                   5,839      2,929     20,979
Travel expense                  14,795        821     24,457
Other expense                    3,387      3,084     17,402
                               _______    _______    _______
Total operating expenses       115,677     57,162    482,916

Other expense
Interest expense                 1,995      2,329     10,330
                               _______    _______    _______
Net loss                     $(117,672)  $(59,491) $(493,246)

Other comprehensive income:
Net unrealized gain(loss) on
 Marketable securities         (11,035)      -        86,629
                               _______    _______    _______
Comprehensive income         $(128,707)  $(59,491) $(579,875)
                               =======    =======    =======
Net loss per share basic     $  (.005)  $  (.003)
                               =======    =======
Weighted average number
Of shares basic              22,221,222  21,168,018
                             ==========  ==========











See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                    Deficit    Change in
                                           Add-   Accumulated  Unrealized
                                          itional During the   Gain on
                          Common Stock    Paid-in  Development Marketable
                         Shares   Amount  Capital    Stage     Secrities  Total
Balance:
  March 31, 2001       22,145,700 $1,108 $720,754 $(375,574)  $97,664  $443,952
                       ___________ _____  _______   _______    ______   _______
Common stock issued for:
Cash at $1.00 per share   295,000     14  294,986                       295,000
Offering cost                             (24,501)                      (24,501)
Net loss                                           (117,672)           (117,672)
Net unrealized gain
  (loss) on marketable
  securities                                                  (11,035)  (11,035)
                       ___________ _____  _______   _______    ______   _______
Balance:
  June 30, 2001        22,440,700 $1,122 $991,239 $(493,246)  $86,629  $585,744
                       ==========  =====  =======   =======   =======   =======






























See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                         Three Months Ended to         to
                                          June 30,      June 30,    June 30,
                                            2001          2000        2001
Cash flows from operating activities:
Net (loss)                                $(117,672)  $(59,491)   $ (493,246)
Adjustments to reconcile net loss to cash
Provided (used) by operating activities:
Depreciation and amortization                 8,930      6,912        39,430
Stock issued for equipment                        -          -           500
Stock issued for services:                        -     13,140        54,821
Changes in operating assets and liabilities:
Accounts receivable                               -     (4,000)         (798)
Prepaid expense                               1,534     (1,685)            -
Accounts payable and accrued expense         25,869      4,242        101,414
                                            _______     _______       _______
Net cash used in operating activities      ( 81,339)    (40,882)     (297,879)
                                            _______     _______       _______
Investing activities:
Purchase of fixed assets                    (14,395)    (11,585)      (39,856)
Other assets                                      -        (850)         (850)
                                            _______     _______       _______
Cash used in investing activities           (14,395)    (12,435)      (40,706)
                                            _______     _______       _______
Financing activities:
Note payable - related party                      -                   100,000
Proceeds from sale of common stock          270,499     192,000       663,881
Repayment of note payable                         -    (150,000)     (250,000)
                                            _______     _______       _______
Net cash provided by financing activities   270,499      42,000       513,881
                                            _______     _______       _______
Net increase (decrease) in cash             174,765     (11,317)      175,296
Cash, beginning of period                       531      27,060             -
                                            _______     _______       _______
Cash, end of period                        $175,296     $15,743      $175,296
                                            =======     =======       =======













See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                         Three Months Ended to         to
                                          June 30,      June 30,    June 30,
                                            2001          2000        2001
Cash paid during the period for:
Interest                                   $ -          $ -           $ 8,335
Income taxes                               $ -          $ -           $ -

Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                    $  -         $ -           $ 2,975
Issuance of common stock for service          -          13,140        54,821
Issuance of common stock for equipment        -           -               500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                                                243,166
Issuance of note payable in exchange
 for ClearVideo license                        -          -           250,000
























See accompanying summary of accounting policies and notes to financial statements.

eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the eMajix.com, Inc. or the "Company" audited financial statements for the year ended March 31, 2001 included in the Company Form 10-KSB.

Nature of Business - eMajix.com, Inc. ("the Company") is a development stage enterprise which holds an exclusive license to 1) compile, display, use, copy and modify ClearVideo source code and create enhancements to the source code, 2) use the ClearVideo source code, its run-time versions and any derivatives created by the Company, 3) the right to manufacture for the purpose of distributing and sub-licensing products and services created by any derivatives to end users in run time versions, 4) the right to sublicense the rights granted by the licensor to the Company, 5) and the right to enter into a research and development agreement with another entity for developing new products provided that the Company will own at least (50%) or more of the voting securities of such entity. The Company intends to offer video compression services primarily for downloading and streaming high quality video with synchronized audio for use on the Internet, various advertising applications, television, and cable broadcasting companies. The Company was incorporated pursuant to the laws of the state of Oklahoma on March 30, 1999 as Southern Wireless, Inc. The Company changed its name to eMajix.com, Inc. on April 5, 2000 and on August 1, 2001 the name was changed to Enxnet, Inc.

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




eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES - continued


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

Net Loss Per Share - SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and their convertible securities. The Company had dilutive potential common stock at June 30, 2001, however, the diluted EPS has not been shown as the effect of the incremental shares would be antidilutive.

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

2. Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services which it creates using the technology under the licensing agreement. The license was acquired for $250,000 and the issuance of 297,500 shares of common stock, valued at $2,975. A provision for amortization of the license agreement totaled $6,324 for the three months ended June 30, 2001.

3. Income Taxes

At June 30, 2001 and March 31, 2001, the Company had net deferred tax assets of approximately $168,000 and $127,000 respectively, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001, and March 31, 2001. At June 30, 2001 and March 31, 2001, the Company has net operating loss carry forwards totaling approximately $493,246 and $375,574, which will expire in the year 2015 and 2016.

4. Notes Payable

Notes payable at June 30, 2001 and March 31, 2001, consist of the following:
                                                          June 30,  March 31.
                                                            2001       2001
8% convertible note payable to
Ryan Corley, President of the
Company, due on demand                                    $100,000     $100,000
                                                           =======      =======





eMajix.com, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

6. Stock Transactions

During the quarter ended June 30, 2001, the Company issued 295,000 shares of its restricted Rule 144 Common Stock to accredited individuals and a trust in exchange for $295,000 to help meet working capital needs. The Company also paid issuance cost of $24,501 during the quarter ended June 30, 2001.

7. Stock Options

On June 8, 2000, the board of directors granted an employee and a member of the board of directors options to purchase 200,000 shares each of Company restricted Rule 144 Common Stock at $.40 per share. The options are exercisable at any time prior to June 8, 2003.

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2001 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. As of June 30, 2001, no options had been granted to employees or directors under the Plan.



















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

The Company has commenced marketing ClearVideo during the May 2001. The Company will initially license the technology to third parties, offering compression services and downloading and streaming services to customers.

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

The Company currently has six full time employees on the payroll. It is anticipated that the Company will need to hire an additional three to six full time employees in order to complete the updating of the source code and the commencement of marketing the product.

Results of operations - Period from inception (March 30, 1999) through June 30, 2001

The Company is considered to be in the development stage defined in Statement of Financial Accounting Standards No. 7. There have been no revenues since incorporation. For the three months ended June 30, 2001 and 2000, the Company incurred net losses of $117,672 and $59,491 or $(.005) and $(.003) per share, which is primarily the result of payment of consulting fees, employees and professional fees.

Liquidity and Capital Resources.

Through June 30, 2001 the Company has issued 22,440,700 shares of its common stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for CLearVideo. The Company has $175,296 in cash as of June 30, 2001.

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

Item 3. Defaults Upon Senor Securities
Not applicable

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K

Change of Name:
On August 1, 2001, the Company changed its name from Emajix.com, Inc. to Enxnet, Inc. The Board of Directors had determined that it would be in the best interest of the Company to change the name of the Company due to possible infringement on a trademark owned by another company. A majority of stockholders gave their consent to the Company for the change in name.

(a) Exhibits
Not applicable






























SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

eMajix.com, Inc.
(Registrant)

Dated: June 14, 2001
/s/ Ryan Corley
    Ryan Corley - President