Form 10QSB
period 2001-09-30
EMAJIX COM INC
filed 2001-11-13
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________


Commission file number 000-30675


EnXnet, Inc.

(Exact name of Small Business Issuer in its charter)


Oklahoma                               73-1561191

(State of Incorporation)     (I.R.S. Employer Identification No.)


7450 South Winston Avenue
Tulsa, Oklahoma 74136

(Address of principal executive offices.)


Registrant's telephone number: (918) 494-0004

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801



As of November 5, 2001, there were 22,460,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================







INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
September 30, 2001 and March 31, 2001                                    3

Statements of Loss
For the Six months ended September 30, 2001 and 2000;
and from inception (March 30, 1999) to September 30, 2001                4

Statements of Changes in Stockholders Equity                             5

Statement of Cash Flows
For the Six months ended September 30, 2001 and 2000;
and from inception (March 30, 1999) to September 30, 2001               6-7

Summary of Accounting Policies                                          8-9

Notes to Financial Statements                                          10-12


ITEM 2. Managements Discussion and Analysis or Plan of Operation       12-14


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                14

Item 2. Changes in Securities                                            14

Item 3. Defaults Upon Senior Securities                                  14

Item 4. Submission of matters to a vote to security Holders              14

Item 5. Other Information                                                14

Item 6. Exhibits and Reports on Form 8-K                                 14

Signatures                                                               15
















EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                     September 30, March 31,
                                                          2001       2001
                                                      (Unaudited)  (Audited)

Current assets:
Cash                                                    $  5,799   $    531
Accounts receivable                                          627       -
Accounts receivable other                                  -            798
Prepaid expense                                            -          1,534
                                                        ________   ________
Total current assets                                       6,426      2,863
                                                        ________   ________

Equipment, net                                            33,786     20,258
                                                        ________   ________
Other assets:
Deposits                                                   4,350        850
Licenses, net (Note 2)                                   215,029    227,678
Marketable securities                                    259,333    367,848
                                                        ________    _______
Total other assets                                       478,712    596,376
                                                        ________    _______
Total assets                                            $518,924   $619,497
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                    $ 58,671    $75,545
Notes payable, current (Note 4)                          100,000    100,000
                                                        ________   ________
Total current liabilities                                158,671    175,545
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:
Common stock, $.00005 par value;
200,000,000 shares authorized;
22,460,200 and 22,145,700 issued and outstanding
September 30, 2001 and March 31, 2001, respectively        1,123      1,108
Additional paid-in capital                             1,000,238    720,754
Deficit accumulated during the
development stage                                       (630,257)  (375,574)
Net unrealized gain on marketable securities            ( 10,851)    97,664
                                                        ________   ________
Total stockholders equity                                360,253    443,952
                                                        ________   ________
Total liabilities and stockholders equity              $ 518,924  $ 619,497
                                                        ========   ========
See accompanying summary of accounting policies and notes to financial statements. <page 3>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)



                                                                   Date from
                                                                 Inception
                                  Three              Six      (March 30, 1999)
                               Months Ended     Months Ended        to
                               September 30,     September 30,  September 30,
                               2001     2000     2001    2000       2001

Revenues                    $   1,022 $    -    $   1,022  $  -     $   1,022
                              _______   _______   _______   _______   _______
Operating expenses:
Consulting fees                12,133     9,515    33,622    23,139   101,210
Depreciation & amortization     8,929     7,422    17,859    14,335    48,359
Payroll                        83,345    43,645   133,585    56,915   291,972
Professional services           9,155    28,493    14,698    41,941    66,331
Occupancy expense              10,573     5,659    16,027     8,733    36,341
Office expense                  4,328     3,928    10,160     6,793    25,307
Travel expense                  5,633     2,475    20,428     3,295    30,090
Other expense                   1,871     3,731     5,265     6,879    19,273
                              _______   _______   _______   _______   _______
Total operating expenses      135,967   104,868   251,644   162,030   618,883
                              _______   _______   _______   _______   _______
Operating income (loss)      (134,945) (104,868) (250,622) (162,030) (617,861)
Other expense
Interest expense                2,066     2,016     4,061     4,345    12,396
                              _______   _______   _______   _______   _______
Net loss                    $(137,011)$(106,884)$(254,683)$(166,375)$(630,257)

Other comprehensive income:
Net unrealized gain(loss) on
 Marketable securities       ( 97,480)    -       (11,035)     -     ( 10,851)
                              _______   _______   _______  ________  ________
Comprehensive income        $(234,491)$(106,884)$(265,984)$(166,375)$(641,374)
                              =======   =======   =======  ========  ========
Net loss per share
  basic and diluted          $ (.006) $   (.005)$   (.011)$   (.008)
                              =======   =======   =======  ========
Weighted average number
  of shares
  basic and diluted        22,453,896 21,646,957 22,338,195 21,145,196
                           ========== ========== ========== ==========








See accompanying summary of accounting policies and notes to financial statements. <page 4>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                    Deficit    Change in
                                           Add-   Accumulated  Unrealized
                                          itional During the   Gain on
                          Common Stock    Paid-in  Development Marketable
                         Shares   Amount  Capital    Stage     Secrities  Total
Balance:
  March 31, 2001     22,145,700 $1,108 $  720,754 $(375,574) $ 97,664  $443,952
                     ___________ _____  _________   _______   _______   _______
Common stock issued for:
Cash at $1.00 per share 295,000     14    294,986                       295,000
Offering cost                             (24,501)                      (24,501)
Services                 19,500      1      8,999                         9,000
Net loss                                           (254,683)           (254,683)
Net unrealized gain
  (loss) on marketable
  securities                                                 (108,515) (108,515)
                     __________  _____  _________   _______   _______   _______
Balance:
  September 30, 2001 22,460,200 $1,123 $1,000,238 $(630,257)$( 10,851) $360,253
                     ==========  =====  =========   =======   =======   =======





























See accompanying summary of accounting policies and notes to financial statements. <page 5>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                            Six Months Ended           to
                                              September 30,       September 30,
                                            2001          2000        2001
Cash flows from operating activities:
Net (loss)                                $(254,683) $(166,375)  $ (630,257)
Adjustments to reconcile net loss to cash
Provided (used) by operating activities:
Depreciation and amortization                17,859     14,335       48,359
Stock issued for equipment                        -        500          500
Stock issued for services:                    9,000     32,140       63,821
Changes in operating assets and liabilities:
Accounts receivable                             171     (3,010)        (627)
Prepaid expense                               1,534     (  310)           -
Accounts payable and accrued expense        (16,874)    15,086       58,671
                                            _______    _______      _______
Net cash used in operating activities      (242,993)  (107,634)    (459,533)
                                            _______    _______      _______
Investing activities:
Purchase of fixed assets                    (18,738)   (13,762)     (44,199)
Other assets                                ( 3,500)      (850)     ( 4,350)
                                            _______     _______      ______
Cash used in investing activities           (22,238)   (14,612)     (48,549)
                                            _______     _______      ______
Financing activities:
Note payable - related party                      -    100,000      100,000
Proceeds from sale of common stock          270,499    250,400      663,881
Repayment of note payable                         -   (150,000)    (250,000)
                                            _______    _______      _______
Net cash provided by financing activities   270,499    100,400      513,881
                                            _______    _______      _______
Net increase (decrease) in cash               5,268    (21,846)       5,799
Cash, beginning of period                       531     27,060            -
                                            _______    _______      _______
Cash, end of period                        $  5,799    $ 5,214     $  5,799
                                            =======    =======      =======













See accompanying summary of accounting policies and notes to financial statements. <page 6>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                         Six Months Ended to         to
                                             September 30,       September 30,
                                            2001          2000        2001
Cash paid during the period for:
Interest                                   $ -          $ -           $ 8,335
Income taxes                               $ -          $ -           $ -

Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                    $  -         $ -           $ 2,975
Issuance of common stock for service       $9,000       $13,140       $63,821
Issuance of common stock for equipment        -           -               500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                     $  -         $ -          $243,166
Issuance of note payable in exchange
 for ClearVideo license                    $   -        $ -          $250,000
























See accompanying summary of accounting policies and notes to financial statements. <page 7>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Six months period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2001 included in the Company Form 10-KSB.

Nature of Business - EnXnet, Inc. ("the Company") is a development stage enterprise which holds an exclusive license to 1) compile, display, use, copy and modify ClearVideo source code and create enhancements to the source code, 2) use the ClearVideo source code, its run-time versions and any derivatives created by the Company, 3) the right to manufacture for the purpose of distributing and sub-licensing products and services created by any derivatives to end users in run time versions, 4) the right to sublicense the rights granted by the licensor to the Company, 5) and the right to enter into a research and development agreement with another entity for developing new products provided that the Company will own at least (50%) or more of the voting securities of such entity. The Company intends to offer video compression services primarily for downloading and streaming high quality video with synchronized audio for use on the Internet, various advertising applications, television, and cable broadcasting companies. The Company was incorporated pursuant to the laws of the state of Oklahoma on March 30, 1999 as Southern Wireless, Inc. The Company changed its name to eMajix.com, Inc. on April 5, 2000 and on August 1, 2001 the name was changed to EnXnet, Inc.

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

Licenses - The costs associated with acquiring exclusive licensing rights to patented technology has been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.


                                <page 8>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES - continued


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

Net Loss Per Share - SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and their convertible securities. The Company had dilutive potential common stock at September 30, 2001, however, the diluted EPS has not been shown as the effect of the incremental shares would be antidilutive.

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

                                <page 9>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1. Development Stage Operations and Going Concern

The Company has been in the development stage since its inception. The Company has minimal recurring source of revenue and has incurred losses since inception. These factors raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. The Company has started marketing its products and received minimal sales this quarter. Management currently plans to continue marketing its products and is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

2. Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services which it creates using the technology under the licensing agreement. The license was acquired for $250,000 and the issuance of 297,500 shares of common stock, valued at $2,975. A provision for amortization of the license agreement totaled $12,648 for the six months ended September 30, 2001.

3. Income Taxes

At September 30, 2001 and March 31, 2001, the Company had net deferred tax assets of approximately $214,000 and $127,000 respectively, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001, and March 31, 2001. At September 30, 2001 and March 31, 2001, the
Company has net operating loss carry forwards totaling approximately $630,257 and $375,574, which will expire in the year 2015 and 2016.

4. Notes Payable

Notes payable at September 30, 2001 and March 31, 2001, consist of the following:
                                                       September 30,  March 31.
                                                            2001       2001
8% convertible note payable to
Ryan Corley, President of the
Company, due on demand                                    $100,000     $100,000
                                                           =======      =======

                                <page 10>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

6. Stock Transactions

During the quarter ended September 30, 2001, the Company issued 19,500 shares of its restricted Rule 144 Common Stock to individuals in exchange for services.

7. Stock Options

On September 8, 2000, the board of directors granted an employee and a member of the board of directors options to purchase 200,000 shares each of Company restricted Rule 144 Common Stock at $.40 per share. The options are exercisable at any time prior to September 8, 2003.

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2001 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. As of September 30, 2001, no options had been granted to employees or directors under the Plan.


















                                <page 11>
Item 2. Managements Discussion and Analysis or Plan of Operation

The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

EnXnet, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999. On March 17, 2000, the Company entered into an exclusive license agreement for the worldwide rights to certain copyrighted and trademarked software, denoted as "ClearVideo", for fractal digitization and compression of video images with quality audio synchronization. ClearVideo can reduce video files by approximately 95-98% and virtually duplicates the quality of the original files. ClearVideo should revolutionize how video with synchronized audio files are transmitted over both narrow and broadband lines. With the compression results obtainable, almost any Internet user should be able to download compressed video files with synchronized audio over ordinary analog connections or digital connections in less time.

The Company has commenced marketing ClearVideo during the May 2001. The Company will initially license the technology to third parties, offering compression services and downloading and streaming services to customers.

The Company currently can satisfy it current cash requirements for approximately 120 days and has a plan in place to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and the sale of its marketable securities. This plan should provide the additional necessary funds required until the Company can generate enough cash flow from operations to sustain its operations.

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

Results of operations - Period from inception (March 30, 1999) through September 30, 2001

The Company is considered to be in the development stage defined in Statement of Financial Accounting Standards No. 7. There have been no revenues since incorporation. For the Six months ended September 30, 2001 and 2000, the Company incurred net losses of $234,683 and $106,884 or $(.006) and $(.005) per share, which is primarily the result of payment of consulting fees, employees and professional fees.

Liquidity and Capital Resources.

Through September 30, 2001 the Company has issued 22,460,200 shares of its common stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo. The Company has $5,799 and $259,333 in cash and marketable securities as of September 30, 2001.
                                <page 12>
The Company has been in the development stage since its inception.
The Company has minimal recurring source of revenue and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2001 and 2000 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES. Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board and, if and when qualified, it intends to apply for admission to quotation on the NASDAQ Small Cap Market. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factor, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.












                                <page 13>
PART II OTHER INFORMATION

Item 1. Legal Proceedings
We are not a party to any material legal proceedings.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

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

(a) Exhibits
Not applicable




























                                <page 14>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: November 13, 2001
/s/ Ryan Corley
    Ryan Corley - President