Form 10QSB
period 2001-12-31
ENXNET INC
filed 2002-02-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________


Commission file number 000-30675


EnXnet, Inc.

(Exact name of Small Business Issuer in its charter)


Oklahoma                               73-1561191

(State of Incorporation)     (I.R.S. Employer Identification No.)


1723 S Boston Ave
Tulsa, Oklahoma 74119

(Address of principal executive offices.)


Registrant's telephone number: (918) 592-0015

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801



As of February 10, 2002, there were 23,460,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================







INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
December 31, 2001 and March 31, 2001                                    3

Statements of Loss
For the Three months and Nine months ended December 31, 2001 and 2000,
and from inception (March 30, 1999) to December 31, 2001                4

Statements of Changes in Stockholders Equity                            5

Statement of Cash Flows
For the Nine months ended December 31, 2001 and 2000;
and from inception (March 30, 1999) to December 31, 2001               6-7

Summary of Accounting Policies                                         8-9

Notes to Financial Statements                                         10-11


ITEM 2. Managements Discussion and Analysis or Plan of Operation      12-13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               14

Item 2. Changes in Securities                                           14

Item 3. Defaults Upon Senior Securities                                 14

Item 4. Submission of matters to a vote to security Holders             14

Item 5. Other Information                                               14

Item 6. Exhibits and Reports on Form 8-K                                14

Signatures                                                              15
















EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                     December 31, March 31,
                                                          2001       2001
                                                      (Unaudited)  (Audited)

Current assets:
Cash                                                    $  5,543   $    531
Accounts receivable                                        1,267       -
Accounts receivable other                                  -            798
Prepaid expense                                            -          1,534
                                                        ________   ________
Total current assets                                       6,810      2,863
                                                        ________   ________

Equipment, net                                            31,182     20,258
                                                        ________   ________
Other assets:
Deposits                                                   2,350        850
Licenses, net (Note 2)                                   208,704    227,678
Marketable securities                                    218,870    367,848
                                                        ________    _______
Total other assets                                       429,924    596,376
                                                        ________    _______
Total assets                                            $467,916   $619,497
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                    $133,578    $75,545
Notes payable, current (Note 4)                          130,000    100,000
                                                        ________   ________
Total current liabilities                                263,578    175,545
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:
Common stock, $.00005 par value;
200,000,000 shares authorized;
22,460,200 and 22,145,700 issued and outstanding
December 31, 2001 and March 31, 2001, respectively         1,123      1,108
Additional paid-in capital                             1,000,238    720,754
Deficit accumulated during the
development stage                                       (745,709)  (375,574)
Net unrealized gain on marketable securities            ( 51,314)    97,664
                                                        ________   ________
Total stockholders equity                                204,338    443,952
                                                        ________   ________
Total liabilities and stockholders equity              $ 467,916  $ 619,497
                                                        ========   ========
See accompanying summary of accounting policies and notes to financial statements. <page 3>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)



                                                                 Date from
                                                                 Inception
                                  Three              Nine      (March 30, 1999)
                               Months Ended     Months Ended          to
                                December 31,     December 31,    December 31,
                               2001     2000     2001    2000         2001

Revenues                    $   1,541 $    -    $   2,563  $  -     $   2,563
                              _______   _______   _______   _______   _______
Operating expenses:
Consulting fees                 1,000    12,718    34,622    35,857   102,210
Depreciation & amortization     8,930     7,503    26,789    21,838    57,289
Payroll                        80,304    37,324   213,889    94,239   372,276
Professional services           2,087     2,169    16,785    44,110    68,418
Occupancy expense              16,254     5,563    32,281    14,295    52,595
Office expense                  2,156     1,851    12,316     8,644    27,463
Travel expense                  1,123     3,368    21,551     6,673    31,213
Other expense                   1,230     2,016     6,495     8,885    20,503
                              _______   _______   _______   _______   _______
Total operating expenses      113,084    72,512   364,728   234,541   731,967
                              _______   _______   _______   _______   _______
Operating income (loss)      (111,543)  (72,512) (362,165) (234,541) (729,404)
Other income (expense)
Interest income                    15                  15                  15
Interest expense               (3,924)   (1,973)   (7,985)   (6,318)  (16,320)
                              _______   _______   _______   _______   _______
Net loss                    $(115,452)$ (74,485)$(370,135)$(240,859)$(745,709)

Other comprehensive income:
Net unrealized gain(loss) on
 Marketable securities       ( 40,463)    -      (148,978)     -     ( 51,313)
                              _______   _______   _______  ________  ________
Comprehensive income        $(155,915)$ (74,485)$(519,113)$(240,859)$(797,022)
                              =======   =======   =======  ========  ========
Net loss per share
  basic and diluted          $ (.005) $   (.003)$   (.017)$   (.011)
                              =======   =======   =======  ========
Weighted average number
  of shares
  basic and diluted        22,460,200 21,534,469 22,379,011 21,534,469
                           ========== ========== ========== ==========







See accompanying summary of accounting policies and notes to financial statements. <page 4>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                    Deficit    Change in
                                           Add-   Accumulated  Unrealized
                                          itional During the   Gain on
                          Common Stock    Paid-in  Development Marketable
                         Shares   Amount  Capital    Stage     Secrities  Total
Balance:
  March 31, 2001     22,145,700 $1,108 $  720,754 $(375,574) $ 97,664  $443,952

Common stock
  issued for:
Cash at
  $1.00 per share       295,000     14    294,986                       295,000
Offering cost                             (24,501)                      (24,501)
Services                 19,500      1      8,999                         9,000
Net loss                                           (370,135)           (370,135)
Net unrealized gain
  (loss) on marketable
  securities                                                 (148,978) (148,978)
                     __________  _____  _________   _______   _______   _______
Balance:
  December 31, 2001 22,460,200 $1,123 $1,000,238  $(745,709)$( 51,314) $204,338
                     ==========  =====  =========   =======   =======   =======


























See accompanying summary of accounting policies and notes to financial statements. <page 5>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                            Nine Months Ended           to
                                              December 31,       December 31,
                                            2001          2000        2001
Cash flows from operating activities:
Net (loss)                                $(370,135) $(240,859)  $ (745,709)
Adjustments to reconcile net loss to cash
Provided (used) by operating activities:
Depreciation and amortization                26,789     21,838       57,289
Stock issued for equipment                        -        500          500
Stock issued for services:                    9,000     49,420       63,821
Changes in operating assets and liabilities:
Accounts receivable                            (469)      (360)      (1,267)
Prepaid expense                               1,534          -            -
Accounts payable and accrued expense         58,032     21,342      133,577
                                            _______    _______      _______
Net cash used in operating activities      (275,249)  (148,119)    (491,789)
                                            _______    _______      _______
Investing activities:
Purchase of fixed assets                    (18,738)   (14,659)     (44,199)
Other assets                                ( 1,500)      (850)     ( 2,350)
                                            _______     _______      ______
Cash used in investing activities           (20,238)   (15,509)     (46,549)
                                            _______     _______      ______
Financing activities:
Note payable - related party                 30,000      7,100      130,000
Proceeds from sale of common stock          270,499    345,400      663,881
Repayment of note payable                         -   (154,500)    (250,000)
                                            _______    _______      _______
Net cash provided by financing activities   300,499    198,000      543,881
                                            _______    _______      _______
Net increase (decrease) in cash               5,012     34,372        5,543
Cash, beginning of period                       531     27,060            -
                                            _______    _______      _______
Cash, end of period                        $  5,543    $61,432     $  5,543
                                            =======    =======      =======













See accompanying summary of accounting policies and notes to financial statements. <page 6>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                         Nine Months Ended to         to
                                             December 31,       December 31,
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
























See accompanying summary of accounting policies and notes to financial statements. <page 7>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Nine months period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2001 included in the Company Form 10-KSB.

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

Net Loss Per Share - SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and their convertible securities. The Company had dilutive potential common stock at December 31, 2001, however, the diluted EPS has not been shown as the effect of the incremental shares would be antidilutive.

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

Management of the Company has undertaken certain actions to address these conditions. The Company has started marketing its products and received minimal sales in this and the previous quarter. Management currently plans to continue marketing its products and is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

2. Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services which it creates using the technology under the licensing agreement. The license was acquired for $250,000 and the issuance of 297,500 shares of common stock, valued at $2,975. A provision for amortization of the license agreement totaled $18,974 for the nine months ended December 31, 2001.

3. Income Taxes

At December 31, 2001 and March 31, 2001, the Company had net deferred tax assets of approximately $254,000 and $127,000 respectively, principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001, and March 31, 2001. At December 31, 2001 and March 31, 2001, the
Company has net operating loss carry forwards totaling approximately $745,709 and $375,574, which will begin expiring in the year 2015.












                                <page 10>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


4. Notes Payable

Notes payable at December 31, 2001 and March 31, 2001, consist of the following:
                                                       December 31,  March 31.
                                                            2001       2001
8% convertible note payable to
Ryan Corley, President of the
Company due November 15, 2002                             $110,000     $100,000

Note payable to Ryan Corley,
President of the company due
January 15, 2002 secured by
Marketable securities                                       20,000         -
                                                           -------      -------
                                                          $130,000     $100,000
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

6. Stock Options

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2001 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan on November 15, 2001, the board of directors granted 1,310,000 stock options to employees consultants of the company.
On January 2, 2002, the Board of Directors granted an additional 795,000 options to employees and members of the Board of Directors.

7. Subsequent Event

On January 2, 2002,the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired the license agreement for ClearVideo from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.


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

Results of operations - Period from inception (March 30, 1999) through December 31, 2001

The Company is considered to be in the development stage defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the Nine months ended December 31, 2001 and 2000, the Company incurred net losses of $370,135 and $240,859 or $(.023) and $(.011) per share, which is primarily the result of payment of consulting fees, employees and occupancy expenses.








                                <page 12>
Liquidity and Capital Resources.

Through December 31, 2001 the Company has issued 22,460,200 shares of its common stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo. The Company has $5,543 and $218,870 in cash and marketable securities as of December 31, 2001.

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

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K
Not applicable

(a) Exhibits
Not applicable


































                                <page 14>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: February 14, 2002
/s/ Ryan Corley
    Ryan Corley - President