Form 10KSB
period 2002-03-31
ENXNET INC
filed 2002-06-28
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 000-30675

                                EnXnet, Inc.
              (Exact name of Small Business Issuer in its charter)

                  Oklahoma                     73-1561191
         (State of Incorporation) (I.R.S. Employer Identification No.)
                1723 S Boston Avenue Tulsa, Oklahoma 74114
                   (Address of principal executive offices.)
                 Registrant's telephone number: (918) 592-0015

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 COMMON STOCK

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2)Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $2,563

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price for the Company's Common Stock at June 3, 2002 of $.85 per share, the market value of shares held by non-affiliates would be approximately $3,259,325.

As of June 3, 2002 the Registrant had 23,460,200 shares of Common
Stock issued and outstanding.

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

ITEM 1.   DESCRIPTION OF BUSINESS

THE BUSINESS
     EnXnet, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999 as Southern Wireless, Inc. The Company is engaged in the business of developing and marketing content management solutions and services, focusing primarily on compression and distribution of high quality video with synchronized audio for use on standard storage media, the Internet, advertisement applications, broadcast television, cable
television, and other alternative broadcasting venues.   EnXnet's
multimedia solutions transform how voice, data, still images, and video are managed and delivered on distribution media and over both narrow and broadband medium. With the impressive results that can be obtained from business and application customized services and solutions almost any customer or user will be able to download or stream compressed content within the desired parameters of their environment over analog or digital connections in much less time than many of the current inflexible "off the shelf" products.
The Company changed its name to eMajix.com, Inc. on April 5, 2000 and on August 1, 2001 the name was changed to EnXnet, Inc.

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

     At any time in the future, should the Company file a registration statement with the Securities and Exchange Commission to register additional shares of its Common Stock and it doesn't include all shares of Common Stock issued to ISI in a successful effort, then and only then the Company will be required to use its best efforts to file a registration statement with the Securities and Exchange Commission registering the shares issued to ISI. As of the date hereof, the Company has not filed a registration statement to register any additional shares or the shares issued to ISI.

The Technology

     ClearVideo utilizes fractal digitization creating the smallest file possible while virtually duplicating the quality of the original. All computers and software work with only zeros and ones. The size and speed of files are dependent upon how they are written and with what they are written. Fractal digitization uses a fractal formula to compute a series of fractal numbers to represent changes from one frame to the next. Normally video files are very large, requiring a lot of bandwidth and time to transmit in their original format.

     ClearVideo is designed to overcome the limited bandwidth of the Internet, which leads to unrealistic download times and poor quality video when run across the Internet. ClearVideo achieves a very high compression rate, thus producing a much faster download while maintaining the quality of the original video file. It can be seamlessly integrated into existing multimedia frameworks, including Windows 95, Windows 98, Windows NT, Windows 2000, Windows ME, Windows XP, Activemovie, Video for Windows, Windows Multimedia Player and RealMedia. It can be plugged into Adobe Premier, Ulead Media Studio Pro, Microsoft's VidEdit, Premiere, Director, Avid, Media 100 and many other video editing and capturing packages. ClearVideo simply becomes a compression option in that editing system. This means that a user can maintain the investment in the technology they currently own.

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

     Additionally, a ClearVideo compressed 120-minute film can be downloaded over the Internet in much less time than the hours it now requires without compression, the greater the bandwidth of the line, the higher quality the connection, and the faster the computer, the shorter the download time. Also, with ClearVideo compressed files, considerable hard drive space is saved on the host file servers.

     Another important feature of ClearVideo is that it works equally well with NTSC, PAL, or SECAM (the three different TV formats used around the world) television as well as the Internet. It can be effectively used worldwide for the compression and transmission of video files for the broadcast industry.

Corley License

     On December 22, 1999, the Company and its current president, Ryan Corley entered into a four-year exclusive licensing agreement whereby Corley, as nominee for a corporation to be formed was granted the right to use certain technology that the Company may acquire in the future relating to the compression of video and streaming real time video via the Internet. Pursuant to the license between the Company and Corley, the corporation to be formed will receive a limited exclusive license for the use of the technology solely for video/audio streaming over the Internet of TV type programming, news content and programming, sport content and programming and non-exclusive use for documentary content and programming. On January 2, 2002,the Company purchased the licensing agreement from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.

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

Distribution

     The Company distributes ClearVideo by direct licenses or through downloading to users on the Internet.

Marketing

     The Company markets ClearVideo initially by licensing the technology to third parties, offering compression services to customers and offering downloading and streaming services. At this time the Company plans to market its product through an in-house sales force, independent sales representatives and by advertising on the Internet.

     Licenses will be granted to third parties for limited application which will allow for accurate accounting of usage on a negotiated "per use" royalty basis and may be paid in cash or a combination of a negotiated equity position with a per use cash fee.

     Compression services are offered whereby the Company will
receive files in many different forms, such as videotapes, CD-ROM or DVD discs or downloaded files. The Company then digitizes and compress these files and delivers them to the customer, either in the
form of downloaded files or CD-ROMS.   The Company charges a set-up
fee, a compression fee, and when appropriate, a usage fee for each time the file is used or sent to an end user.

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

Patents

     Iterated Systems, Inc., the developer and licensor of ClearVideo software has twenty-four U.S. Patents and fourteen various international patents covering the methods, apparatus and processes used in compressing digital data, fractal encoding of data streams, fractal transformation of data, fractal compression of data, protecting the technology. The Company believes that these patents afford protection under existing patent laws against infringement for a period of time ranging from five years to fifteen years. There is no assurance, however, that third parties will not infringe on the ClearVideo patents.

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

Company's Office

     The Company's offices and technology center are located at 1723 S Boston Avenue, Tulsa, Oklahoma 74119 and its telephone number is (918) 592-0015.

Employees

     The Company has seven full time employees.

Risk Factors

     1. No Operating History or Revenues and is a Development Stage Operation. The Company is recently formed and is subject to all the risks inherent in the creation of a new business. The Company has no record of profitable operations and there is nothing at this time upon which to base an assumption that the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2002 and 2001, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's loss from operations and lack of significant revenue.

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

     8. Need for Additional Key Personnel. At the present time, the Company employs seven full time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

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

     10. Issuance of Additional Shares. As of June 3, 2002, approximately 176,539,800 shares of Common Stock or 88.27% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

     14. Limited Public Market for Securities. At present, the Company's stock is traded on the NASD OTC Bulletin Board market. The stock has traded sporadically for the last six months. There is no assurance that a trading market will continue to develop in the future, or that it will be sustained. A shareholder of the Company's securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own any real property. The Company owns personal property in the form of licenses and office equipment. The Company currently leases its office and technology space in Tulsa, OK for $2,250 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2002.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "EXNT."

HOLDERS

    As of June 3, 2002 there were approximately 115 stockholders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    On January 2, 2002 the Company issued 1,000,000 shares of restricted common stock valued at $100,000 for a license agreement with Ryan Corley, president and majority stockholder of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

    EnXnet, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999. On March 17, 2000, the Company entered into an exclusive license agreement for the worldwide rights to certain copyrighted and trademarked software, denoted as "ClearVideo", for fractal digitization and compression of video images with quality audio synchronization. ClearVideo can reduce video files by approximately 95-99% and virtually duplicates the quality of the original files. ClearVideo should enhance how video with synchronized audio files are transmitted over both narrow and broadband lines. With the compression results obtainable, almost any Internet user should be able to download compressed video files with synchronized audio over ordinary analog connections or digital connections in less time.

     The Company has commenced marketing ClearVideo during May 2001. The Company will initially license the technology to third parties, offering compression services and downloading and streaming services to customers.

     The Company currently can satisfy its current cash requirements for approximately 180 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to continue its marketing and the updating and revisions to the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

     The Company currently has seven full time employees on the payroll. It is anticipated that the Company will need to hire an additional three to six full time employees in order to expand the marketing of the product.

Results of Operations - Period from Inception (March 30, 1999) through March 31, 2002.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the years ended March 31, 2002 and 2001, the Company incurred net losses of $518,154 and $365,430, or $(0.023) and $(0.017) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

     Through May 31, 2002, the Company has issued 23,460,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo. The Company has $20,330 in cash as of March 31, 2002. In April and May 2002, the Company received proceeds from the sale of marketable securities of $19,413.

     Through May 31, 2002, the Company has received funds of $690,899 from the sale of capital stock to officers, directors and others and $110,000 from Ryan Corley upon the execution of a demand note executed on November 15, 2001. Mr. Corley has also advanced the Company $217,281 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

     The Company has been in the development stage since its inception. The Company has had no recurring source of revenue and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2002 and 2001 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are as follows:

Name                Age       Position

Ryan Corley         59        President, Treasurer, CEO, CFO, and
                              a member of the Board of Directors

Michael C. Paris    44        Vice President

Louis Aloisio       68        Secretary and member of the
                              Board of Directors

W. H. Walker Jr.    50        Member of the Board of Directors

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

Michael C. Paris, Vice President

Mr. Paris has been Vice President of the Company since November 21, 2001 and has previously worked for EnXnet, Inc. as an independent Consultant, having started this relationship in June of 2000. He has worked with multimedia and broadband delivery networks since 1987 where he successfully managed and led the project to develop and deploy WilTel Communication's first showcase Network Management System, TNSS. Since then, he has held several principal Engineering, IT, and Management positions at Williams Information Systems, WilTech/Vyvx, and Williams Communications, Inc. During his tenure with Williams, Mr. Paris defined strategic architecture for business telecommunications; guided the analysis, development, and selection of emerging technologies; and provided leadership to several teams in design, development, and deployment of industry leading broadband video and television networks along with their management components and systems. Prior to this, Mr. Paris designed and engineered software and firmware components while working for a number of then high profile firms including United Technologies Building Systems, Stromberg/Carlson Switching Systems, and Rockwell Power Communications.

Louis Aloisio - Secretary and member of the Board of Directors

     Mr. Aloisio is the Secretary of the Company, having been appointed to serve beginning June 8, 2000. Mr. Aloisio was a co-founder, a 50% owner and serves as Chief Financial Officer of Cellular Concepts an authorized distributor of U.S. Cellular in Tulsa, Oklahoma.
M. Aloisio served as President and a member of the Board of Directors of Gatsby's Coffee Company from October 1998 through March 5, 2000, when Gatsby's was acquired by Tsunami Media Corporation. From December 1997 through December 1999, Mr. Aloisio served as Vice President of sales for Denco Corporation, a construction company located in Tulsa, Oklahoma. Mr. Aloisio was founder, President and Chief Operating Officer of Mondo's Italian Restaurant from 1969 through 1997. Mondo's was acquired by Hospitality, Inc in 1997.

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

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation.

    SUMMARY COMPENSATION TABLE. The following table summarizes the compensation earned during the fiscal year by our chief executive officer who served during the fiscal years ended March 31, 2002 and
2001.
                           SUMMARY COMPENSATION TABLE (1)
Name                                        OTHER
Position     YEAR    SALARY    BONUS    COMPENSATION
Ryan Corley  2002   $64,250     -0-          -0-
CEO          2001    40,500     -0-          -0-

(1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Option/SAR Grants.

    No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs have been made to any executive officer or any director since the inception of the Company, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2002 and 2001.

Long-Term Incentive Plan Awards.

    The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation of Directors.

    During fiscal year 2001, Mr. Aloisio and Mr. Walker each received 5,100 shares of common stock as compensation for serving as members of the Board of Directors. The Board has implemented a plan to award options. Mr. Aloisio was awarded 45,000 options under the plan. There are no contractual arrangements with any member of the Board of Directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership as of June 3, 2002, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

                                                           Percentage
Name and            Number of                               of Shares
address of owner    Shares         Position                  Owned

Ryan Corley         13,402,000     President, Treasurer,    57.13%
P.O. Box 140021                    CEO, CFO
Austin, TX 78714                   and a member of the
                                   Board of Directors

Michael C. Paris        79,700     Vice-president            0.34%
1723 S Boston Ave
Tulsa, OK 74119

W. H. Walker, Jr.       55,100     Member of the Board       0.23%
3420 East 61st Place               of Directors
Tulsa, OK 74136

Louis Aloisio           25,100     Secretary and             0.11%
6048 S Yale Ave                    Member of the
Tulsa, OK 74135                    Board of Directors

All officers and    13,561,900                              57.81%
directors as a
group (4 persons)

Guy Reidel           3,000,000                              12.79%
46 Tenney Ave.
River Edge, NJ 07661

Leonard D. Hilt      1,314,000                               5.60%
P.O. Box 140661
Austin, TX 78714

Leon P. Davis [1]    1,248,500     Former Secretary          5.32%
1516 East 21st Street
Tulsa, Ok 74114-1339


[1]  440,000 shares are held in the name of The John Allen Corley
     Irrevocable Trust dated March 17, 1995 and 440,000 shares are held in the name of The Maryssa Elonca Corley Irrevocable Trust dated June 17, 1996, for which Mr. Davis is Trustee.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 22, 1999, the Company and its current president, Ryan Corley entered into a four-year exclusive licensing agreement whereby Corley, as nominee for a corporation to be formed was granted the right to use certain technology that the Company may acquire in the future relating to the compression of video and streaming real time video via the Internet. Pursuant to the license between the Company and Corley, the corporation to be formed will receive a limited exclusive license for the use of the technology solely for video/audio streaming over the Internet of TV type programming, news content and programming, sport content and programming and non-exclusive use for documentary content and programming. On January 2, 2002,the Company purchased the licensing agreement from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.

     On November 15, 2001, the Company renewed a funding arrangement whereby Ryan Corley, president and member of the Board of Directors, loaned the Company an additional $10,000. The balance of the new loan is $110,000. This loan is payable on demand bearing interest at the rate of 8% per annum and is convertible into 1,100,000 shares of restricted Rule 144 Common Stock on demand.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 a. Exhibit Index

EXHIBIT NO.  EXHIBIT DESCRIPTION               LOCATION
- -----------  -------------------               --------
3.1          Articles of Incorporation.        Incorporated by
                                               reference to
                                               exhibit 3.1 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

3.2	   First Amendment to Articles
             of Incorporation.                 Incorporated by
                                               reference to
                                               exhibit 3.2 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

3.3	   Second Amendment to Articles
             of Incorporation.                 Incorporated by
                                               reference to
                                               exhibit 3.3 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

3.4          Bylaws.                           Incorporated by
                                               reference to
                                               exhibit 3.4 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

10.1	   Sub-License Agreement With
             Ryan Corley as Nominee.           Incorporated by
                                               reference to
                                               exhibit 10.1 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

10.2         Licensing Agreement for           Incorporated by
             ClearVideo                        reference to
                                               exhibit 10.2 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

10.2	   Licensing Agreement for
         ClearVideo - Addendum.                Incorporated by
                                               reference to
                                               exhibit 10.3 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             EnXnet, Inc
Date: June 28, 2002          BY: /s/ Ryan Corley,
                             President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


            SIGNATURE              TITLE                           DATE
            ---------              -----                           ----
/s/ Ryan Corley           President, Treasurer,           June 28, 2002
- --------------------    CEO, CFO and a member
    Ryan Corley           of the Board of Directors

/s/ Louis Aloisio         Secretary and a member          June 28, 2002
- --------------------    of the Board of Directors
    Louis Aloisio

/s/ W. H. Walker, Jr.     Member of the                   June 28, 2002
- --------------------    Board of Directors
    W. H. Walker, Jr.























         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
EnXnet, Inc.

We have audited the accompanying balance sheets of EnXnet, Inc. (a development stage company)(the Company), as of March 31, 2002 and 2001, and the related statements of loss, changes in stockholders' equity and cash flows for the years then ended. We have also audited the statements of loss, changes in stockholders' equity and cash flows from inception (March 30, 1999) through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc as of March 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended and the period from inception (March 30, 1999) through March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no recurring source of revenue and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ Brown, Graham and Company P.C.

Georgetown, Texas
June 24, 2002




                                F-1
EnXnet, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                       March 31,
                                                    2002       2001
Current assets:
Cash                                              $ 20,330        531
Accounts receivable                                    768        798
Prepaid expense                                      2,162      1,534
                                                  ________   ________
Total current assets                                23,260      2,863
                                                  ________   ________

Equipment, net (Note 1)                             28,005     20,258
                                                  ________   ________
Other assets:
Deposits                                             2,350        850
Licenses, net (Note 4)                             299,350    227,678
Marketable securities (Note 3)                     148,842    367,848
                                                  ________    _______
Total other assets                                 450,542    596,376
                                                  ________    _______
Total assets                                      $501,807   $619,497
                                                  ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses             $ 32,513    $75,545
Accounts payable-other (Note 6)                    217,281        -
Notes payable, current (Note 6)                    110,000    100,000
                                                  ________   ________
Total current liabilities                          359,794    175,545
                                                  ________   ________

Commitments and contingencies (Notes 2, 8 and 9)       -          -
                                                  ________   ________
Stockholders' equity: (Notes 7, 8, 9 and 10)
Common stock, $.00005 par value;
200,000,000 shares authorized;
23,460,200 and 22,145,700 issued and outstanding
March 31, 2002 and March 31, 2001, respectively      1,173      1,108
Additional paid-in capital                       1,100,188    720,754
Deficit accumulated during the development stage (893,728) (375,574) Net unrealized gain (loss) on
  marketable securities (Note 3)                   (65,620)    97,664
                                                  ________   ________
Total stockholders' equity                         142,013    443,952
                                                  ________   ________
Total liabilities and stockholders' equity       $ 501,807  $ 619,497
                                                  ========   ========

The accompanying notes are an integral part of these financial statements.
                                F-2
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS

                                                            Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Years Ended         to
                                         March 31,           March 31,
                                      2002       2001           2002

Revenues                          $    2,563   $    -       $   2,563
                                     _______    _______       _______
Operating expenses:
Consulting fees                       34,622     67,588       102,210
Depreciation & amortization           41,079     30,500        71,579
Payroll                              298,886    158,387       457,273
Professional services                 19,285     46,434        70,919
Occupancy expense                     47,351     19,861        67,664
Office expense                        17,835     12,977        32,975
Travel expense                        26,847      9,662        38,369
Other expense                          7,296     11,686        19,451
                                     _______    _______       _______
Total operating expenses             493,201    357,095       860,440
                                     _______    _______       _______

Operating loss                      (490,638)  (357,095)     (857,877)

Other expense
Loss on sale of
 marketable securities               (16,962)       -         (16,962)
Interest expense                     (10,554)    (8,335)      (18,889)
                                     _______    _______       _______
Net loss                            (518,154)  (365,430)     (893,728)

Other comprehensive income:
Net unrealized gain (loss) on
 marketable securities              (163,284)    97,664       (65,620)
                                     ________   _______       _______
Comprehensive income (loss)       $ (681,438) $(267,766)    $(959,348)
                                     ========   =======       =======

Net loss per share-basic
  and diluted                     $    (.023) $ (0.017)     $ (0.054)
                                     ========   =======       =======
Weighted average number
of shares outstanding              22,642,866 21,659,232   16,696,280
                                   ========== ==========   ==========






The accompanying notes are an integral part of these financial statements.
                                F-3
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the Years Ended March 31, 2002 and 2001 and from Inception (March 30, 1999) through March 31, 2002


                                           Deficit    Change in Net
                                     Add-  Accumulated Unrealized
                                   itional During the   Gain on
                   Common Stock    Paid-in Development Marketable
                  Shares   Amount  Capital   Stage     Securities Total
                __________  _____  _______   _______   ______  _______
Common stock
  issued for:
Cash            20,575,000 $1,029   33,971  $   -      $ -     $35,000
License
  Agreement        297,500     15    2,960      -        -       2,975
Net loss             -          -      -     (10,144)    -     (10,144)
                __________  _____  _______   _______   ______  _______
Balance:
 March 31, 2000 20,872,500  1,044   36,931   (10,144)    -      27,831

Common stock
  issued for:
Cash               851,200     42  385,358     -         -     385,400
Fonar common stock,
  net of $27,018
  issuance fees    270,000     14  243,152     -         -     243,166
Services           151,600      8   54,813     -         -      54,821
Equipment              400      -      500     -         -         500
Net loss             -          -      -    (365,430)    -    (365,430)
Net unrealized gain
  on marketable
  securities         -          -      -       -       97,664   97,664
                __________  _____  _______   _______   ______  _______
Balance:
 March 31, 2001 22,145,700 $1,108 $720,754 $(375,574) $97,664 $443,952

Common stock
  issued for:
Cash               295,000     14  270,485     -         -     270,499
Services            19,500      1    8,999     -         -       9,000
License          1,000,000     50   99,950                     100,000
Net loss             -          -      -    (518,154)    -    (518,154)
Net unrealized gain
  on marketable
  securities         -          -      -       -     (163,284)(163,284)
                __________  _____  _______   _______   ______  _______
Balance:
 March 31, 2002 23,460,200 $1,173$1,100,188$(893,728)$(65,620)$142,013
                ==========  ===== =========  =======   ======  =======


The accompanying notes are an integral part of these financial statements.
                                F-4
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
                                                            Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Year Ended          to
                                         March 31,           March 31,
                                      2002       2001           2002
Cash flows from operating activities:
Net loss                            $(518,154) $(365,430)    $(893,728)
Adjustments to reconcile net loss
 to cash provided (used) by
 operating activities:
Depreciation and amortization          41,079     30,500        71,579
Loss on sale of
 marketable securities                 16,962          -        16,962
Stock issued for equipment                  -        500           500
Stock issued for services               9,000     54,821        63,821
Changes in operating assets
 and liabilities:
Accounts receivable-other                  30       (798)         (768)
Prepaid expenses                         (628)    (1,534)       (2,162)
Accounts payable and accrued expenses  174,249    70,925       249,794
                                      _______    _______       _______
Net cash used in operating
  activities                         (277,462)  (211,016)     (494,002)
                                      _______    _______       _______
Investing activities:
Purchase of fixed assets              (20,498)   (23,045)      (45,959)
Other assets                           (1,500)      (850)       (2,350)
Proceeds from sale of
 marketable securities                 38,760          -        38,760
                                      _______    _______       _______
Net cash provided (used) by
 investing activities                  16,762   (23,895)        (9,549)
                                      _______    _______       _______
Financing activities:
Proceeds from note payable             50,000          -       150,000
Proceeds from sale of common stock    270,499    358,382       663,881
Repayment of note payable             (40,000)  (150,000)     (290,000)
                                      _______    _______       _______
Net cash provided by financing
 activities                           280,499    208,382       523,881
                                      _______    _______       _______
Net increase (decrease) in cash        19,799    (26,529)       20,330
Cash, beginning of period                 531     27,060             -
                                      _______    _______       _______
Cash, end of period                   $20,330   $    531       $20,330
                                      =======    =======       =======




The accompanying notes are an integral part of these financial statements.
                                F-5
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - continued




                                                           Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Years Ended          to
                                         March 31,           March 31,
                                      2002       2001           2002
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                              $ 10,554    $   8,335    $ 18,889
Income taxes                               -            -           -
Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                    -            -         2,975
Issuance of common stock for services    9,000       54,821      63,821
Issuance of common stock for equipment     -            500         500
Issuance of common stock in exchange
for Fonar common stock-net of
 $27,018 issuance fees                     -        243,166     243,166
Issuance of common stock for license   100,000
Issuance of note payable in exchange
 for ClearVideo license                    -            -       250,000
                                       =======     ========     =======
























The accompanying notes are an integral part of these financial statements.
                                F-6
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

1. 1. Summary of Accounting Policies

Nature of Business

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

Equipment

     Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets, typically 3-10 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is reflected in operations.

     The following table details the Company's property and equipment:
                                                       March 31,
                                                    2002      2001
     Equipment, furniture and fixtures           $ 45,959    $ 25,461
     Accumulated depreciation                     (17,954)    ( 5,203)
                                                  -------     -------
     Property and equipment, net                 $ 28,005    $ 20,258
                                                  =======     =======
                                F-7
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

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

Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of March 31, 2002 and 2001 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.




                                F-8
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

1. Summary of Accounting Policies - continued

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

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment at least annually. Intangible assets with definite live will be amortized over the estimated life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect this statement to have a material impact on the Company's financial statements.














                                F-9
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

1. Summary of Accounting Policies - continued

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability for the retirement is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company does not believe the impact on its results of operations, financial position and cash flows will be significant.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The Company does not expect this statement to have a material impact on the Company's financial statements.

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





                                F-10
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

2.   Development Stage Operations and Going Concern - continued

     Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in fiscal 2003. To this end, management is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales, proceeds of marketable securities or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

3. Marketable Securities

     The Company owns 145,924 and 183,924 shares of Fonar Corporation as of March 31, 2002 and 2001. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at March 31, 2002 and 2001 with a market value of $148,842 and $367,848 or $1.02 and $2.00 per share. Net unrealized gain or (loss) on marketable securities with amounts of $(65,620) and $97,664 have been recorded in stockholders equity at March 31, 2002 and 2001. The Company sold 38,000 shares of Fonar during the year ended March 31, 2002 receiving proceeds of $38,760.

4.   Licenses

     In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002,the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired the license agreement for ClearVideo from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license. The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the year ended March 31, 2002 and 2001 was $28,327 and $25,297 and accumulated amortization was $50,595 and $22,268.









                                F-11
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

5.   Income Taxes

     At March 31, 2002 and 2001, the Company had net deferred tax assets of approximately $303,000 and $127,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002 and 2001. At March 31, 2002 the Company has net operating loss carryforwards totaling approximately $893,727 which will begin to expire in the year 2015.

6. Accounts and Notes Payable

    Accounts payable-others consist of advances made to the Company from Ryan Corley for working capital purposes. This amount was $217,281 at March 31, 2002.

    Notes payable consist of the following:       March 31,
                                                2002      2001
     8% convertible note payable to
      Ryan Corley, President of the
      Company, due November 15, 2002           110,000   100,000
                                             --------- ---------
     Total maturities - all current          $ 110,000 $ 100,000
                                             ========= =========
7. Common Stock Transactions

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

     During the year ended March 31, 2002 under the offering the Company issued 295,000 shares of common stock for $295,000. This amount has been recorded in the common stock and additional paid in capital net of commissions in the amount of $24,501. Also, during the year ended March 31, 2002 the Company issued 19,500 shares of restricted Rule 144 common stock for services in the amount of $9,000.

                          F-12
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

7. Common Stock Transactions - continued

     On January 2, 2002,the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired the license agreement for ClearVideo from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.

8. Anti-Dilution Clause

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

9. Stock Options

    On July 24, 2001, the Company filed with the SEC Form S-8, for its 2001 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan on November 15, 2001, the board of directors granted 1,310,000 stock options to employees and consultants of the Company. On January 2, 2002, the Board of Directors granted an additional 795,000 options to employees and members of the Board of Directors.

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



                                F-13
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

9. Stock Options - continued

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

     The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
                                      2002            2001
         Dividends yield                0%              0%
         Expected volatility           82%              0%
         Risk-free interest rate      4.4%            5.2%
         Expected life                7.76 years      3 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma net loss and net loss per share information as of March
31, 2002 and 2001, is presented below:
                                           2002          2001
                                         ========      ========
Pro forma net loss to stockholders      $(764,538)   $(365,430)
Pro forma basic and diluted
     net loss per share                     (0.34)       (0.17)

     Stock options to non-employees have been accounted for at the fair value of the options at the grant date as determined using the Black-Scholes option-pricing model. No additional compensation cost was required using the Black-Scholes option-pricing model.

     Option valuation models incorporate highly subjective assumptions. Because changes in the subjective assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options. Because the determination of fair value of all employee stock options granted after such time as the Company becomes a public entity will include an expected volatility factor and because, for pro forma disclosure purposes, the estimated fair value of the Company's employee stock options is treated as if amortized to expense over the options' vesting period, the effects of applying SFAS No 123 for pro forma disclosures are not necessarily indicative of future amounts.







                                F-14
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2002 and 2001

9. Stock Options - continued

    A summary of the status of the Company's stock options as of March 31, 2002 and 2001, is presented below:
                                             2002     2001
                                          ========= ========
Options outstanding at beginning of year    400,000     -
Options granted                           2,105,000  400,000
Options exercised                              -        -
Options canceled                               -        -
                                          --------- --------
Options outstanding at end of year        2,505,000  400,000
                                          ========= ========

The following table summarizes the information about the stock options as of March 31, 2002:
                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price   March 31    Years   (Total shares)  March 31    shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     1.25       $.40         400,000       $.40
 .10-.50 1,310,000     6.69        .44         200,000        .10
   .50     795,000     8.67        .50            -           -
-------- ---------  ---------- ------------  ----------  ---------
$.10-.50 2,505,000     8.39        .45         600,000       $.30
======== =========  ========== ============  ==========  =========

The following table summarizes the information about the stock options as of March 31, 2001:
                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price   March 31    Years   (Total shares)  March 31    shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     2.25       $.40         400,000       $.40
======== =========  ========== ============  ==========  =========

10. EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2002 and 2001, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.


                                F-15