Form 10QSB
period 2002-06-30
ENXNET INC
filed 2002-08-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801



As of August 12, 2002, there were 23,460,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================







INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
June 30, 2002 and March 31, 2002                                    3

Statements of Loss
For the Three months ended June 30, 2002 and 2001,
and from inception (March 30, 1999) to June 30, 2002                4

Statements of Changes in Stockholders Equity                        5

Statement of Cash Flows
For the Three months ended June 30, 2002 and 2001;
and from inception (March 30, 1999) to June 30, 2002               6-7

Summary of Accounting Policies                                     8-9

Notes to Financial Statements                                     10-11


ITEM 2. Managements Discussion and Analysis or Plan of Operation  12-13


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          14

Item 2. Changes in Securities                                      14

Item 3. Defaults Upon Senior Securities                            14

Item 4. Submission of matters to a vote to security Holders        14

Item 5. Other Information                                          14

Item 6. Exhibits and Reports on Form 8-K                           14

Signatures                                                         15

Exhibit 99.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                         16












EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                        June 30,  March 31,
                                                          2002       2002
                                                      (Unaudited)  (Audited)
Current assets:
Cash                                                    $ 37,308   $ 20,330
Accounts receivable                                        2,051        768
Prepaid expense                                            1,167      2,162
                                                        ________   ________
Total current assets                                      40,526     23,260
                                                        ________   ________

Equipment, net                                            29,530     28,005
                                                        ________   ________
Other assets:
Deposits                                                   2,350      2,350
Licenses, net (Note 3)                                   289,995    299,350
Marketable securities (Note 2)                           240,190    148,842
                                                        ________    _______
Total other assets                                       532,536    450,542
                                                        ________    _______
Total assets                                            $602,592   $501,807
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                    $ 29,065    $32,513
Accounts payable-other (Note 5)                          275,133    217,281
Notes payable, current (Note 5)                          110,000    110,000
                                                        ________   ________
Total current liabilities                                414,198    359,794
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:
Common stock, $.00005 par value;
200,000,000 shares authorized;
23,460,200 issued and outstanding
June 30, 2002 and March 31, 2001                           1,173      1,173
Additional paid-in capital                             1,100,188  1,100,188
Deficit accumulated during the
development stage                                       (973,967)  (893,728)
Net unrealized gain (loss)
 on marketable securities (Note 2)                        61,000   ( 65,620)
                                                        ________   ________
Total stockholders equity                                188,394    142,013
                                                        ________   ________
Total liabilities and stockholders equity              $ 602,592  $ 501,807
                                                        ========   ========
See accompanying summary of accounting policies and notes to financial statements. <page 3>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)



                                                           Date from
                                                           Inception
                                            Three       (March 30, 1999)
                                         Months Ended          to
                                           June 30,          June 30,
                                          2002     2001        2002

Revenues                              $   1,283 $    -    $   3,846
                                        _______   _______   _______
Operating expenses:
Consulting fees                            -       21,489   102,210
Depreciation & amortization              13,106     8,930    84,685
Payroll                                  41,545    50,240   498,818
Professional services                     1,450     5,542    72,369
Occupancy expense                        12,385     5,455    80,049
Office expense                            7,379     5,839    40,354
Travel expense                            2,815    14,795    41,184
Other expense                             3,006     3,387    22,457
                                        _______   _______   _______
Total operating expenses                 81,686   115,677   942,126
                                        _______   _______   _______
Operating income (loss)                ( 80,403) (115,677) (938,280)

Other income (expense)
Gain (loss) on sale of
 Marketable securities                    2,348      -      (14,614)
Interest income                              10      -           25
Interest expense                         (2,194)   (1,995)  (21,098)
                                        _______   _______   _______
Net loss                              $( 80,239)$(117,672)$(973,967)

Other comprehensive income (loss):
Net unrealized gain(loss) on
 Marketable securities                  126,620   (11,035)   61,000
                                        _______   _______   _______
Comprehensive income (loss)           $  46,381 $(128,707)$(912,967)
                                        =======   =======   =======
Net loss per share
  basic and diluted                    $ (.003) $   (.005)$   (.057)
                                         =======   =======   =======
Weighted average number
  of shares
  basic and diluted                   23,460,200 22,221,222 17,217,022
                                      ========== ========== ==========




See accompanying summary of accounting policies and notes to financial statements. <page 4>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                    Deficit    Change in
                                           Add-   Accumulated  Unrealized
                                          itional During the   Gain on
                          Common Stock    Paid-in  Development Marketable
                         Shares   Amount  Capital    Stage     Secrities  Total
Balance:
  March 31, 2002     23,460,200 $1,173 $1,100,188 $(893,728) $(65,620) $142,013

Common stock
  issued for:
Net loss                   -       -         -      (80,239)     -      (80,239)
Net unrealized gain
  (loss) on marketable
  securities               -       -         -         -      126,620   126,620
                     __________  _____  _________   _______   _______   _______
Balance:
  June 30, 2002      23,460,200 $1,173 $1,100,188 $(973,967) $ 61,000  $188,394
                     ==========  =====  =========   =======   =======   =======































See accompanying summary of accounting policies and notes to financial statements. <page 5>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                           Three Months Ended          to
                                                 June 30,           June 30,
                                            2002          2001        2002
Cash flows from operating activities:
Net (loss)                                $( 80,239) $(117,672)  $ (973,967)
Adjustments to reconcile net loss to cash
 used by operating activities:
Depreciation and amortization                13,106      8,930       84,685
(Gain) Loss on sale of
 marketable securities                       (2,348)                 14,614
Stock issued for equipment                        -          -          500
Stock issued for services:                        -          -       63,821
Changes in operating assets and liabilities:
Accounts receivable                          (1,283)         -       (2,051)
Prepaid expense                                 995      1,534       (1,167)
Accounts payable and accrued expense         54,404     25,869      304,198
                                            _______    _______      _______
Net cash used in operating activities       (15,365)   (81,339)    (509,367)
                                            _______    _______      _______
Investing activities:
Purchase of fixed assets                    ( 5,277)   (14,395)     (51,236)
Other assets                                      -          -      ( 2,350)
Proceeds from sale of
 Marketable securities                       37,620          -       76,380
                                            _______     _______      ______

Cash provided (used) in
 investing activities                        32,343    (14,395)      22,794
                                            _______     _______      ______
Financing activities:
Proceeds from note payable                        -          -      150,000
Proceeds from sale of common stock                -    270,499      663,881
Repayment of note payable                         -          -     (290,000)
                                            _______    _______      _______
Net cash provided by financing activities         -    270,499      523,881
                                            _______    _______      _______
Net increase in cash                         16,978    174,765       37,308
Cash, beginning of period                    20,330        531            -
                                            _______    _______      _______
Cash, end of period                        $ 37,308   $175,296     $ 37,308
                                            =======    =======      =======







See accompanying summary of accounting policies and notes to financial statements. <page 6>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                        Three Months Ended to          to
                                                 June 30,           June 30,
                                            2002          2001        2002
Cash paid during the period for:
Interest                                   $ -          $ -           $ 18,889
Income taxes                               $ -          $ -           $ -

Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                    $  -         $ -           $ 2,975
Issuance of common stock for service       $  -         $ -           $63,821
Issuance of common stock for equipment        -           -               500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                     $  -         $ -          $243,166
Issuance of note payable in exchange
 for ClearVideo license                    $  -         $ -          $250,000























See accompanying summary of accounting policies and notes to financial statements. <page 7>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2002 included in the Company Form 10-KSB.

THE BUSINESS
EnXnet, Inc. ("the Company") is a development stage enterprise which holds an exclusive license to 1) compile, display, use, copy and modify ClearVideosource code and create enhancements to the source code, 2) use the ClearVideo source code, its run-time versions and any derivatives created by the Company, 3) the right to manufacture for the purpose of distributing and sub-licensing products and services created by any derivatives to end users in run time versions, 4) the right to sublicense the rights granted by the licensor to the Company, 5) and the right to enter into a research and development agreement with another entity for developing new products provided that the Company will own at least (50%) or more of the voting securities of such entity. The Company intends to offer video compression services primarily for downloading and streaming high quality video and quality audio for use on the Internet and various advertising applications for radio, television, and cable broadcasting companies. The Company was incorporated pursuant to the laws of the state of Oklahoma on March 30, 1999 as Southern Wireless, Inc. The Company changed its name to eMajix.com, Inc. on April 5, 2000 and on August 1, 2001 the name was changed to EnXnet, Inc.

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

Equipment - Equipment is recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets, typically 3-10 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.



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

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets as of March 31, 2002 and 2001 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

2. Marketable Securities

     The Company owns 121,924 and 145,924 shares of Fonar Corporation as of June 30, 2002 and March 31, 2002. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at June 30, 2002 and March 31, 2002 with a market value of $240,190 and $148,842 or $1.97 and $1.02 per share. Net unrealized gain or (loss) on marketable securities in the amounts of $61,000 and $(65,620) have been recorded in stockholders equity at June 30, 2002 and March 31, 2002. The Company sold 24,000 shares of Fonar during the three months ended June 30, 2002 receiving proceeds of $37,620 resulting in a realized net gain of $2,348.

3.   Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify
ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002,the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired from Corley an additional license agreement for certain ClearVideo products not included in the original license purchased by the Company. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the three months ended June 30, 2002 and the year ended March 31, 2002 was $9,355 and $28,327 and accumulated amortization was $62,980 and $53,625.
                                <page 10>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

4.   Income Taxes

At June 30, 2002 and March 31, 2002, the Company had net deferred tax assets of approximately $331,000 and $303,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002 and March 31, 2002. At June 30 , 2002 the Company has net operating loss carryforwards totaling approximately $973,967 which will begin to expire in the year 2015.

5. Accounts and Notes Payable

    Accounts payable-others consist of advances made to the Company from Ryan Corley for working capital purposes. This amount was $275,133 and $217,281 at June 30, 2002 and March 31, 2002.

    Notes payable consist of the following:    June 30,  March 31,
                                                2002      2002
     8% convertible note payable to
      Ryan Corley, President of the
      Company, due November 15, 2002           110,000   110,000
                                             --------- ---------
     Total maturities - all current          $ 110,000 $ 110,000
                                             ========= =========
6. Common Stock Transactions

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

     The Company currently can satisfy its current cash requirements for approximately 180-270 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to continue its marketing and the updating and revisions to the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

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

Results of Operations - Period from Inception (March 30, 1999) through June 30, 2002.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the three months ended June 30, 2002 and 2001 the Company incurred net losses of $80,403 and $115,677, or $(0.003) and $(0.005) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.
                                <page 12>

Liquidity and Capital Resources.

     Through August 12, 2002, the Company has issued 23,460,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo. The Company has $37,308 in cash as of June
30, 2002.

     Through August 12, 2002, the Company has received funds of $690,899 from the sale of capital stock to officers, directors and others and $110,000 from Ryan Corley upon the execution of a demand note executed on November 15, 2001. Mr. Corley has also advanced the Company $217,281 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

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




                                <page 13>

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

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K
Not applicable

(a) Exhibits

Exhibit 99.1     Certification of financial statements
                    Chief Executive Officer & Chief Financial Officer


















                                <page 14>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: August 14, 2002
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 15>

Exhibit 99.1

EnXnet, Inc.


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the filing of EnXnet, Inc. (the Company) Quarterly Report on Form 10-QSB for the period ending June 30, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ryan Corley, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

	(1)	The Report fully complies with the requirements of
		Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents,
		in all material respects, the financial condition and result of operations of the Company.




							_/s/ Ryan Corley__
							Ryan Corley
							Chief Executive Officer &
                                          Chief Financial Officer
Date:  August 14, 2002




















                                <page 16>