Form 10QSB
period 2002-09-30
ENXNET INC
filed 2002-11-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801



As of November 13, 2002, there were 23,535,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================







INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
September 30, 2002 and March 31, 2002                               3

Statements of Loss
For the Three and Six months ended September 30, 2002 and 2001,
and from inception (March 30, 1999) to September 30, 2002           4

Statement of Changes in Stockholders' Equity                        5

Statements of Cash Flows
For the Six months ended September 30, 2002 and 2001;
and from inception (March 30, 1999) to September 30, 2002          6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     11-13


ITEM 2. Managements Discussion and Analysis or Plan of Operation  13-15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          15

Item 2. Changes in Securities                                      15

Item 3. Defaults Upon Senior Securities                            15

Item 4. Submission of Matters to A Vote to Security Holders        15

Item 5. Other Information                                          15

Item 6. Exhibits and Reports on Form 8-K                           15

Signatures                                                         16

Exhibit 99.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                       17-19












EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS                                              September 30,  March 31,
                                                          2002       2002
                                                      (Unaudited)  (Audited)
Current assets:
Cash                                                    $ 23,797   $ 20,330
Accounts receivable                                          567        768
Other receivable                                             610        -
Prepaid expense                                            1,667      2,162
                                                        ________   ________
Total current assets                                      26,641     23,260
                                                        ________   ________

Equipment, net                                            26,666     28,005
                                                        ________   ________
Other assets:
Deposits                                                   2,350      2,350
Licenses, net (Note 3)                                   280,641    299,350
Marketable securities (Note 2)                           111,924    148,842
                                                        ________    _______
Total other assets                                       394,915    450,542
                                                        ________    _______
Total assets                                            $448,222   $501,807
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                    $ 38,061   $ 32,513
Accounts payable-other (Note 5)                          122,011    217,281
Notes payable, current (Note 5)                          318,000    110,000
                                                        ________   ________
Total current liabilities                                478,072    359,794
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:
Common stock, $.00005 par value;
 200,000,000 shares authorized;
 23,460,200 issued and outstanding
 September 30, 2002 and March 31, 2002                     1,173      1,173
Additional paid-in capital                             1,100,188  1,100,188
Deficit accumulated during the
 development stage                                    (1,078,645)  (893,728)
Net unrealized gain (loss)
 on marketable securities (Note 2)                       (52,566)  ( 65,620)
                                                        ________   ________
Total stockholders' equity                               (29,850)   142,013
                                                        ________   ________
Total liabilities and stockholders' equity             $ 448,222  $ 501,807
                                                        ========   ========
See accompanying summary of accounting policies and notes to condensed financial statements. <page 3>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)



                                                                   Date from
                                                                   Inception
                                  Three                Six      (March 30, 1999)
                               Months Ended       Months Ended           to
                               September 30,       September 30,   September 30,
                                2002     2001      2002    2001         2002

Revenues                    $    -    $   1,022 $   1,283  $  1,022  $    3,846
                              _______   _______   _______   _______   _________
Operating expenses:
Consulting fees                 5,900    12,133     5,900    33,622     108,110
Depreciation & amortization    13,353     8,929    26,459    17,859      98,038
Payroll                        48,448    83,345    89,993   133,585     547,266
Professional services           6,638     9,155     8,088    14,697      79,007
Occupancy expense              13,872    10,573    26,257    16,028      93,921
Office expense                  5,956     4,328    13,335    10,167      46,310
Travel expense                  5,029     5,633     7,844    20,428      46,213
Other expense                     735     1,871     3,741     5,258      23,192
                              _______   _______   _______   _______   _________
Total operating expenses       99,931   135,967   181,617   251,644   1,042,057
                              _______   _______   _______   _______   _________
Operating loss               ( 99,931) (134,945) (180,334) (250,622) (1,038,211)

Other income (expense):
Gain (loss) on sale of
 marketable securities       (  2,200)     -          148      -        (16,814)
Interest income                    47      -           57      -             72
Interest expense             (  2,594) (  2,066) (  4,788) (  4,061)    (23,692)
                              _______   _______   _______   _______   _________
Net loss                     (104,678) (137,011) (184,917) (254,683) (1,078,645)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities       (113,566)  (97,480)   13,054  (108,515)  ( 52,566)
                              _______   _______   _______  ________   _________
Comprehensive loss          $(218,244)$(234,491)$(171,863)$(363,198)$(1,131,211)
                              =======   =======   =======  ========   =========
Net loss per share
  basic and diluted          $ (.004)$   (.006)$   (.010)$   (.011)
                              =======   =======   =======  ========
Weighted average number
  of shares
  basic and diluted        23,460,200 22,453,896 17,667,864 22,338,195
                           ========== ========== ========== ==========




See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                   Deficit    Change in
                                          Add-   Accumulated  Unrealized
                                         itional During the   Gain on
                         Common Stock    Paid-in  Development Marketable
                        Shares   Amount  Capital    Stage     Secrities  Total
Balance:
 March 31, 2002     23,460,200 $1,173 $1,100,188$(  893,728)$(65,620) $142,013

Net loss                  -       -         -    (  184,917)    -     (184,917)
Net unrealized gain
  (loss) on marketable
  securities              -       -         -         -       13,054    13,054
                    __________  _____  _________  _________  _______   _______
Balance:
 September 30, 2002 23,460,200 $1,173 $1,100,188$(1,078,645)$(52,566) $(29,850)
                    ==========  =====  =========  =========  =======   =======

































See accompanying summary of accounting policies and notes to condensed financial statements. <page 5>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                            Six Months Ended          to
                                              September 30,       September 30,
                                            2002          2001        2002
Cash flows from operating activities:
Net (loss)                                $(184,917) $(254,683)  $(1,078,645)
Adjustments to reconcile net loss to cash
 used by operating activities:
Depreciation and amortization                26,459     17,859        98,038
(Gain) Loss on sale of
 marketable securities                      (   148)      -           16,814
Stock issued for equipment                     -          -              500
Stock issued for services:                     -         9,000        63,821
Changes in operating assets and liabilities:
Accounts receivable                         (   409)       171        (1,177)
Prepaid expense                                 495      1,534        (1,667)
Accounts payable and accrued expense        (89,722)   (16,874)      160,072
                                            _______    _______      ________
Net cash used in operating activities      (248,242)  (242,993)    ( 742,244)
                                            _______    _______      ________
Investing activities:
Purchase of fixed assets                    ( 6,411)   (18,738)      (52,370)
Other assets                                   -       ( 3,500)      ( 2,350)
Proceeds from sale of
 marketable securities                       50,120       -           88,880
                                            _______     _______      _______

Cash provided (used) in
 investing activities                        43,709    (22,238)       34,160
                                            _______     _______      _______
Financing activities:
Proceeds from note payable                  208,000       -          358,000
Proceeds from sale of common stock             -       270,499       663,881
Repayment of note payable                      -          -         (290,000)
                                            _______    _______      ________
Net cash provided by financing activities   208,000    270,499       731,881
                                            _______    _______      ________
Net increase in cash                          3,467      5,268        23,797
Cash, beginning of period                    20,330        531          -
                                            _______    _______      ________
Cash, end of period                        $ 23,797   $  5,799     $  23,797
                                            =======    =======      ========







See accompanying summary of accounting policies and notes to condensed financial statements. <page 6>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                          Six Months Ended to          to
                                              September 30,       September 30,
                                            2002          2001        2002
Cash paid during the period for:
Interest                                   $  -         $ -           $ 18,889
Income taxes                               $  -         $ -           $   -

Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                    $  -         $ -           $ 2,975
Issuance of common stock for service       $  -         $9,000        $63,821
Issuance of common stock for equipment        -           -               500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                     $  -         $ -          $243,166
Issuance of note payable in exchange
 for ClearVideo license                    $  -         $ -          $250,000























See accompanying summary of accounting policies and notes to condensed financial statements. <page 7>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2002 included in the Company Form 10-KSB.

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

Effective July 1, 2002, the Company adopted Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("Statement 142"). Statement 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Statement 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually. Adoption of Statement 142 had no impact on the financial position of the Company or its results of operations.

On July 1, 2002, the Company adopted Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"). Statement 143 amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Adoption of Statement 143 had no impact on the financial position of the Company or its results of operations.

On July 1, 2002, the Company adopted Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement 144"). Statement 144 supersedes Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Statement 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of Statement 144 had no impact on the financial position of the Company or its results of operations.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement 145"). Statement 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". Statement 145 also rescinds FASB Statement No. 44, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

                                          <page 9>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES - continued

Early adoption of Statement 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement issued. The Company has elected to adopt this statement effective July 1, 2002. Management does not believe adoption of this statement materially impacted the Company's financial position or results of operations.

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

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets as of September 30, and March 31, 2002 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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













                                         <page 10>

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

2. Marketable Securities

The Company owns 111,924 and 145,924 shares of Fonar Corporation as of September 30, 2002 and March 31, 2002. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at September 30, 2002 and March 31, 2002 with a market value of $111,924 and $148,842 or $1.00 and $1.02 per share. Net unrealized loss on marketable securities in the amounts of ($52,566) and $(65,620) have been recorded in stockholders equity at September 30, 2002 and March 31, 2002. The Company sold 34,000 shares of Fonar during the six months ended September 30, 2002 receiving proceeds of $50,120 resulting in a realized net gain of $148.

3.   Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify
ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002,the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired from Corley an additional license agreement for certain ClearVideo products not included in the original license purchased by the Company. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license. The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the six months ended September 30, 2002 and the year ended March 31, 2002 was $18,709 and $28,327 and accumulated amortization was $72,334 and $53,625, respectively.
                                          <page 11>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

4.   Income Taxes

At September 30, 2002 and March 31, 2002, the Company had net deferred tax assets of approximately $367,000 and $303,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002 and March 31, 2002. At September 30 , 2002 the Company has net operating loss carryforwards totaling approximately $1,078,645 which will begin to expire in the year 2015.

5. Accounts and Notes Payable

Accounts payable-others consist of advances made to the Company from Ryan Corley for working capital purposes. This amount was $122,011 and $217,281 at September 30, 2002 and March 31, 2002. On September 20, 2002, the Company issued a convertible note to Corley in the amount of $208,000.

    Notes payable consist of the following:    September 30,  March 31,
                                                2002      2002
     8% convertible note payable to
      Ryan Corley, President of the
      Company, due November 15, 2002           110,000   110,000
     6% convertible note payable to
      Ryan Corley, President of the
      Company, due on demand                   208,000      -

                                             --------- ---------
     Total maturities - all current          $ 318,000 $ 110,000
                                             ========= =========
6. Anti-Dilution Clause

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


                                          <page 12>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

7. Stock Options

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2001 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan on September 19, 2002, the board of directors granted options to purchase 45,000 shares of common stock at $.26 per share to a member of the Board of Directors.

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

The Company commenced marketing ClearVideo during May 2001.
The Company will initially license the technology to third parties, offering compression services and downloading and streaming services to customers.

The Company currently can satisfy its current cash requirements for approximately 150-180 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select prospective individuals. This plan should provide the additional necessary funds required to enable the Company to continue its marketing and the updating and revisions to the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

The Company currently has seven full time employees on the payroll and two consultants. It is anticipated that the Company will need to hire an additional three to six full time employees in order to expand the marketing of the product.
                                          <page 13>

Results of Operations - Period from Inception (March 30, 1999) through September 30, 2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the three months ended September 30, 2002 and 2001 the Company incurred net losses of $104,678 and $137,011, or $(0.009) and $(0.006) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

Through November 13, 2002, the Company has issued 23,460,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo. The Company has $23,797 in cash as of September 30, 2002.

Through November 13, 2002, the Company has received funds of $663,881 from the sale of capital stock to officers, directors and others and $318,000 from Ryan Corley upon the execution of notes executed on November 15, 2001 and September 20, 2002. Mr. Corley has also advanced the Company $122,011 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

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








                                          <page 14>

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

CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES. Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board and, if and when qualified, it intends to apply for admission to quotation on the NASDAQ Small Cap Market. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
We are not a party to any material legal proceedings.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information

On August 21, 2002, the Company entered into an agreement with MRI of America, LLC to act as the managing partner. EnXnet will own a twenty percent equity interest in the newly formed company. MRI of America, LLC plans to offer magnetic resonance imaging services in selected market areas utilizing the latest MRI system technology known as The Stand-Up MRI(tm)developed by Fonar Corporation.

Item 6. Exhibits and Reports on Form 8-K
Not applicable

(a) Exhibits
Exhibit 99.1     Certification of financial statements
                 Chief Executive Officer & Chief Financial Officer
                                          <page 15>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: November 13, 2002
/s/ Ryan Corley
    Ryan Corley - President









































                                          <page 16>
Exhibit 99.1
                  Certificate of the Principal Executive Officer
                      Pursuant to 15 U.S.C. 78m(a)or 78o(d)
                  (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Ryan Corley, Chairman of the Board of Directors and Chief Executive Officer of EnXnet, Inc. (the "Company"), hereby certify that:
(1) I have reviewed this quarterly report on Form 10-QSB of the Company;
(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
(6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 13th day of November, 2002.

/s/ Ryan Corley
-------------------------------------
Ryan Corley
Chairman and Chief Executive Officer
                                          <page 17>

                 Certificate of the Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Ryan Corley, Treasurer and Chief Financial Officer of EnXnet, Inc. (the "Company"), hereby certify that:
(1) I have reviewed this quarterly report on Form 10-QSB of the Company;
(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
(4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have: (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;(b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
(6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 13th day of November, 2002.

/s/ Ryan Corley
-------------------------------------
Ryan Corley
Treasurer and Chief Financial Officer
                                          <page 18>

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
                           PURSUANT TO SECTION 906 OF
                 THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Ryan Corley, Chairman of the Board of Directors and Chief Executive Officer of EnXnet, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 13th day of November 2002.


/s/ Ryan Corley
-------------------------------------
Ryan Corley
Chairman of the Board of Directors
and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
                            PURSUANT TO SECTION 906 OF
                 THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Ryan Corley, Treasurer and Chief Financial Officer of EnXnet
Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report"). The undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 13th day of November 2002.


/s/ Ryan Corley
-------------------------------------
Ryan Corley
Treasurer and Chief Financial Officer


                                         <page 19>