Form 10QSB
period 2002-12-31
ENXNET INC
filed 2003-02-12
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801



As of February 12, 2003, there were 23,595,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================







INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
December 31, 2002 and March 31, 2002                                3

Statements of Loss
For the Three and Nine months ended December 31, 2002 and 2001,
and from inception (March 30, 1999) to December 31, 2002            4

Statement of Changes in Stockholders' Equity                        5

Statements of Cash Flows
For the Nine months ended December 31, 2002 and 2001;
and from inception (March 30, 1999) to December 31, 2002           6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     11-13


ITEM 2. Managements Discussion and Analysis or Plan of Operation  13-15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          15

Item 2. Changes in Securities                                      15

Item 3. Defaults Upon Senior Securities                            15

Item 4. Submission of Matters to A Vote to Security Holders        15

Item 5. Other Information                                          15

Item 6. Exhibits and Reports on Form 8-K                           15

Signatures                                                         16

Exhibit 99.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                       17-19












EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS                                               December 31,  March 31,
                                                          2002       2002
                                                      (Unaudited)  (Audited)
Current assets:
Cash                                                    $ 23,235   $ 20,330
Accounts receivable                                          567        768
Other receivable                                           1,399        -
Prepaid expense                                              867      2,162
                                                        ________   ________
Total current assets                                      26,068     23,260
                                                        ________   ________

Equipment, net                                            22,668     28,005
                                                        ________   ________
Other assets:
Deposits                                                   2,350      2,350
Licenses, net (Note 3)                                   271,286    299,350
Marketable securities (Note 2)                           119,759    148,842
                                                        ________    _______
Total other assets                                       393,395    450,542
                                                        ________    _______
Total assets                                            $442,131   $501,807
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expense                    $ 29,918   $ 32,513
Accounts payable-other (Note 5)                           34,884    217,281
Notes payable, current (Note 5)                          448,000    110,000
                                                        ________   ________
Total current liabilities                                512,802    359,794
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)

Stockholders' equity:
Common stock, $.00005 par value;
 200,000,000 shares authorized;
 23,535,200 and 23,460,200 issued and outstanding
 December 31, 2002 and March 31, 2002 respectively         1,177      1,173
Additional paid-in capital                             1,115,184  1,100,188
Deficit accumulated during the
 development stage                                    (1,142,301)  (893,728)
Net unrealized gain (loss)
 on marketable securities (Note 2)                       (44,731)  ( 65,620)
                                                        ________   ________
Total stockholders' equity                               (70,671)   142,013
                                                        ________   ________
Total liabilities and stockholders' equity             $ 442,131  $ 501,807
                                                        ========   ========
See accompanying summary of accounting policies and notes to condensed financial statements. <page 3>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)



                                                                    Date from
                                                                    Inception
                                   Three               Nine     (March 30, 1999)
                                Months Ended       Months Ended          to
                                 December 31,       December 31,    December 31,
                                2002     2001      2002    2001         2002

Revenues                    $    -    $   1,541 $   1,283  $  2,563  $    3,846
                              _______   _______   _______   _______   _________
Operating expenses:
Consulting fees                 9,300     1,000    15,200    34,622     117,410
Depreciation & amortization    13,353     8,930    39,812    26,789     111,391
Payroll                        13,039    80,304   103,032   213,889     560,305
Professional services           2,275     2,087    10,363    16,785      81,282
Occupancy expense              11,883    16,254    38,140    32,281     105,804
Office expense                  2,846     2,156    16,181    12,316      49,156
Travel expense                  3,767     1,123    11,611    21,551      49,980
Other expense                     501     1,230     4,242     6,495      23,693
                              _______   _______   _______   _______   _________
Total operating expenses       56,964   113,084   238,581   364,728   1,099,021
                              _______   _______   _______   _______   _________
Operating loss               ( 56,964) (111,543) (237,298) (362,165) (1,095,175)

Other income (expense):
Gain (loss) on sale of
 marketable securities           -         -          148      -        (16,814)
Interest income                    40        15        97        15         112
Interest expense             (  6,732) (  3,924) ( 11,520) (  7,985)    (30,424)
                              _______   _______   _______   _______   _________
Net loss                      (63,656) (115,452) (248,573) (370,135) (1,142,301)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities          7,835   (40,463)   20,889  (148,978)  ( 44,731)
                              _______   _______   _______  ________   _________
Comprehensive loss          $ (55,821)$(155,915)$(227,684)$(519,113)$(1,187,032)
                              =======   =======   =======  ========   =========
Net loss per share
  basic and diluted          $ (.003)$   (.005)$   (.011)$   (.017)
                              =======   =======   =======  ========
Weighted average number
  of shares
  basic and diluted        23,477,655 22,460,200 23,477,655 22,379,011
                           ========== ========== ========== ==========




See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)


                                                   Deficit    Change in
                                          Add-   Accumulated  Unrealized
                                         itional During the   Gain on
                         Common Stock    Paid-in  Development Marketable
                        Shares   Amount  Capital    Stage     Secrities  Total
Balance:
 March 31, 2002     23,460,200 $1,173 $1,100,188$(  893,728)$(65,620) $142,013

Net loss                  -       -         -    (  248,573)    -     (248,573)
Common stock
  issued for:
   Services             75,000      4     14,996      -         -       15,000
Net unrealized gain
  (loss) on marketable
  securities              -       -         -         -       20,889    20,889
                    __________  _____  _________  _________  _______   _______
Balance:
 December 31, 2002  23,535,200 $1,177 $1,115,184$(1,142,301)$(44,731) $(70,671)
                    ==========  =====  =========  =========  =======   =======






























See accompanying summary of accounting policies and notes to condensed financial statements. <page 5>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                            Nine Months Ended          to
                                              December 31,       December 31,
                                            2002          2001        2002
Cash flows from operating activities:
Net (loss)                                $(248,573) $(370,135)  $(1,142,301)
Adjustments to reconcile net loss to cash
 used by operating activities:
Depreciation and amortization                39,812     26,789       111,391
(Gain) Loss on sale of
 marketable securities                      (   148)      -           16,814
Stock issued for equipment                     -          -              500
Stock issued for services:                   15,000      9,000        78,821
Changes in operating assets and liabilities:
Accounts receivable                         ( 1,198)      (469)       (1,966)
Prepaid expense                               1,295      1,534        (  867)
Accounts payable and accrued expense         32,290     58,032        64,802
                                            _______    _______      ________
Net cash used in operating activities      (161,522)  (275,249)    ( 872,806)
                                            _______    _______      ________
Investing activities:
Purchase of fixed assets                    ( 6,411)   (18,738)      (52,370)
Other assets                                   -       ( 1,500)      ( 2,350)
Proceeds from sale of
 marketable securities                       50,120       -           88,880
                                            _______     _______      _______

Cash provided (used) in
 investing activities                        43,709    (20,238)       34,160
                                            _______     _______      _______
Financing activities:
Proceeds from note payable                  120,718     30,000       488,000
Proceeds from sale of common stock             -       270,499       663,881
Repayment of note payable                      -          -         (290,000)
                                            _______    _______      ________
Net cash provided by financing activities   120,718    300,499       861,881
                                            _______    _______      ________
Net increase in cash                          2,905      5,012        23,235
Cash, beginning of period                    20,330        531          -
                                            _______    _______      ________
Cash, end of period                        $ 23,235   $  5,543     $  23,235
                                            =======    =======      ========







See accompanying summary of accounting policies and notes to condensed financial statements. <page 6>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                          Nine Months Ended to          to
                                              December 31,       December 31,
                                            2002          2001        2002
Cash paid during the period for:
Interest                                   $  -         $ -          $ 18,889
Income taxes                               $  -         $ -          $   -

Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                    $  -         $ -          $  2,975
Issuance of common stock for service       $ 15,000     $9,000       $ 78,821
Issuance of common stock for equipment        -           -               500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                     $  -         $ -          $243,166
Issuance of note payable in exchange
 for ClearVideo license                    $  -         $ -          $250,000
Issuance of note payable in exchange
 for accounts payable                      $217,282                  $   -





















See accompanying summary of accounting policies and notes to condensed financial statements. <page 7>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the year ended March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2002 included in the Company Form 10-KSB.

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

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets as of December 31, and March 31, 2002 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

2. Marketable Securities

The Company owns 111,924 and 145,924 shares of Fonar Corporation as of December 31, 2002 and March 31, 2002. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at December 31, 2002 and March 31, 2002 with a market value of $119,759 and $148,842 or $1.07 and $1.02 per share. Net unrealized loss on marketable securities in the amounts of ($44,731) and $(65,620) have been recorded in stockholders equity at December 31, 2002 and March 31, 2002. The Company sold 34,000 shares of Fonar during the nine months ended December 31, 2002 receiving proceeds of $50,120 resulting in a realized net gain of $148.

3.   Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify
ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002,the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired from Corley an additional license agreement for certain ClearVideo products not included in the original license purchased by the Company. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license. The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the nine months ended December 31, 2002 and the year ended March 31, 2002 was $28,084 and $28,327 and accumulated amortization was $81,689 and $53,625, respectively.
                                          <page 11>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

4.   Income Taxes

At December 31, 2002 and March 31, 2002, the Company had net deferred tax assets of approximately $388,000 and $303,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002 and March 31, 2002. At December 31, 2002 the Company has net operating loss carryforwards totaling approximately $1,142,301 which will begin to expire in the year 2015.

5. Accounts Payable-other

Accounts payable-other consist of advances made to the Company from stockholders for working capital purposes in the amount was $34,884 and $217,281 at December 31, 2002 and March 31, 2002. On September 20 and October 28, 2002, the Company issued convertible notes to a stockholder in the amounts of $208,000 and $130,000. (See Note 6)

6. Notes payable

    Notes payable consist of the following: December 31,  March 31,
                                                2002      2002
     8% convertible note payable to
      Ryan Corley, President of the
      Company, due November 15, 2002           110,000   110,000
     6% convertible notes payable to
      Ryan Corley, President of the
      Company, due on demand                   338,000      -
                                             --------- ---------
     Total maturities - all current          $ 448,000 $ 110,000
                                             ========= =========
7. Anti-Dilution Clause

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

8. Stock Options

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

The Company currently can satisfy its current cash requirements for approximately 120-150 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select prospective individuals. This plan should provide the additional necessary funds required to enable the Company to continue its marketing and the updating and revisions to the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

The Company currently has seven full time employees on the payroll and two consultants. It is anticipated that the Company will need to hire an additional three to nine full time employees in order to expand the marketing of the product.
                                          <page 13>

Results of Operations - Period from Inception (March 30, 1999) through December 31, 2002.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the three months ended December 31, 2002 and 2001 the Company incurred net losses of $63,656 and $115,452, or $(0.003) and $(0.005) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

Through February 12, 2003, the Company has issued 23,595,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo. The Company has $23,235 in cash as of December 31, 2002.

Through February 7, 2002, the Company has received funds of $663,881 from the sale of capital stock to officers, directors and others and $448,000 from Ryan Corley upon the execution of notes executed on November 15, 2001 and September 20 and October 28, 2002. Mr. Davis, a stockholder of the Company, has also advanced the Company $34,884 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

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

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information
On August 21, 2002, the Company entered into an agreement with MRI of America, LLC to act as the managing partner. MRI of America, LLC has abandoned their plan and has dissolved.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit 99.1     Certification of financial statements
                 Chief Executive Officer & Chief Financial Officer





                                          <page 15>



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: February 12, 2003
/s/ Ryan Corley
    Ryan Corley - President








































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

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 12th day of February 2003.

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

IN WITNESS WHEREOF, the undersigned have executed this certificate on the 13th day of February 2003.

/s/ Ryan Corley
-------------------------------------
Ryan Corley
Treasurer and Chief Financial Officer
                                          <page 18>

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER
                           PURSUANT TO SECTION 906 OF
                 THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Ryan Corley, Chairman of the Board of Directors and Chief Executive Officer of EnXnet, Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"). The undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 12th day of February 2003.


/s/ Ryan Corley
-------------------------------------
Ryan Corley
Chairman of the Board of Directors
and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER
                            PURSUANT TO SECTION 906 OF
                 THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. 1350)

I, Ryan Corley, Treasurer and Chief Financial Officer of EnXnet
Inc. (the "Company"), have executed this certification in connection with the filing with the Securities and Exchange Commission of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 (the "Report"). The undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, the undersigned have executed this certificate as of the 12th day of February 2003.


/s/ Ryan Corley
-------------------------------------
Ryan Corley
Treasurer and Chief Financial Officer


                                         <page 19>