Form 10KSB
period 2003-03-31
ENXNET INC
filed 2003-06-24
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2)Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,831

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price for the Company's Common Stock at May 28 2003 of $.50 per share, the market value of shares held by non-affiliates would be approximately $5,135,751.

As of May 28, 2003 the Registrant had 23,729,200 shares of Common
Stock issued and outstanding.

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

ITEM 1.   DESCRIPTION OF BUSINESS

THE BUSINESS

     EnXnet, Inc. (the "Company") is a development stage enterprise formed under the laws of the State of Oklahoma on March 30, 1999 as Southern
Wireless, Inc.    It is a business and technology development enterprise
engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices, focusing primarily on products, solutions, and services which support and enhance multimedia management. The Company changed its name to eMajix.com, Inc. on April 5, 2000 and on August 1, 2001 the name was changed to EnXnet, Inc.

Products and Services

Disc Security Tag

On May 23, 2003, the Company filed a patent for Disc Security Tag (DSTag), an invention which utilizes existing Electronic Article Surveillance (EAS) tags embedded into a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. With this product, manufacturers are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers) that are desperate to reduce or stop the enormous losses attributed to retail theft.

TalentMatrix

On May 7, 2003, EnXnet, Inc. announced its new entertainment division, EnXnet Entertainment and the website TalentMatrix.com. This service was developed to support the entertainment industry through marketing and promotion of entertainment professionals via a secure web database accessible only by the client members, directors, producers, promoters, and other entertainment industry contractors seeking the professional services of TalentMatrix members. In order to reduce access by pranksters and promote confidentiality, talent seekers are screened and their credentials are authenticated prior to granting access to the database containing member portfolios. Products provided under this service also include promotional Talent CDs, Web Portfolios, and on-line video and/or audio demos as well.

ClearVideo

The Company retains an exclusive software license to further develop and market copyrighted and trademarked software, denoted herein as "ClearVideo". ClearVideo is designed for fractal digitization and compression of video images with quality audio synchronization.

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



The Technology

ClearVideo utilizes fractal digitization creating the smallest file possible while virtually duplicating the quality of the original. It is designed to overcome the limited bandwidth of the Internet, which leads to unrealistic download times and poor quality video when run across the Internet. It achieves a very high compression rate, thus producing a much faster download while maintaining the quality of the original video file. It can be seamlessly integrated into existing multimedia frameworks, including Windows 95, Windows 98, Windows NT, Windows 2000, Windows ME, Windows XP, Video for Windows, Windows Multimedia Player and RealMedia. It can be plugged into Adobe Premier, Ulead Media Studio Pro, Microsoft's VidEdit, Premiere, Director, Avid, Media 100 and many other video editing and capturing packages. ClearVideo works equally well with NTSC, PAL, or SECAM (the three different TV formats used around the world) television as well as the Internet. It can be effectively used worldwide for the compression and transmission of video files for the broadcast industry.

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

Manufacturing

     The Company will have limited manufacturing needs for ClearVideo as its primary product being offered is licensing of the technology or limited processing services that require computers with a high degree of processing capability, file servers to be used as Websites, and a means to compress data and place it on CD-ROMS or DVD-ROMS. As of this date the Company has experience in video capture, compression, and the creation of videotapes, CD-ROMs, DVD-ROMs and downloadable files, however in the event that the Company cannot handle the volume of business that may come its way internally, there are numerous companies capable of providing outsourcing services to ensure that the Company will not encounter difficulty in meeting its obligations to customers.

     The Company will have no manufacturing needs for Disc Security Tag (DSTag) as its primary product offering is licensing of the technology.

Distribution

     The Company distributes ClearVideo by direct licenses or through downloading to users on the Internet. Disc Security Tag (DSTag) is distributed by direct licensing of the technology only. TalentMatrix requires no manufacturing resources.

Marketing

     The Company markets Disc Security Tag (DSTag) initially by licensing the technology to individual manufacturers. Manufacturers will promote this product offering to distributors, production companies, and the content creation firms in order to increase their sales.

     The Company markets ClearVideo initially by licensing the technology to third parties, offering compression services to customers and offering downloading services. At this time the Company plans to market its product through an in-house sales force, independent sales representatives, and through third-party production companies. Licenses will be granted to third parties for limited application which will allow for accurate accounting of usage on a negotiated "per use" royalty basis. Compression services are offered whereby the Company will receive files in many different forms, such as videotapes, CD-ROM or DVD discs or downloaded files. The Company then digitizes and compress these files and delivers them to the customer, either in the form of downloaded files, CD-ROMs, or DVD-ROMs. The Company charges a set-up fee, a compression fee, and when appropriate, a usage fee for each time the file is used or sent to an end user.

     The Company markets TalentMatrix to artists, musicians, actors, agents, and other entertainment professionals as a secure way to market their skills or the skills and services of their clients to promoters, directors, producers, and other entertainment contractors. TalentMatrix will be marketed via internet advertising, acting schools, talent agencies, and other advertising media.

Patents

     Iterated Systems, Inc., the developer and licensor of ClearVideo software has twenty-four U.S. Patents and fourteen various international patents covering the methods, apparatus and processes used in compressing digital data, fractal encoding of data streams, fractal transformation of data, fractal compression of data, protecting the technology. The Company believes that these patents afford protection under existing patent laws against infringement for a period of time ranging from four years to fourteen years. There is no assurance, however, that third parties will not infringe on the ClearVideo patents.

	The Company has filed for a patent covering Disc Security Tag (DSTag). The Company believes that this patent, once granted, will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the Disc Security Tag (DSTag) patents.

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

     There are numerous companies offering various types of security tag technologies and services. The Company can offer no assurance that in the future, the Company will be able to compete successfully with other companies providing similar technology and services, however the Company knows of no patented technology which embeds the tag within the disc media such as Disc Security Tag (DSTag).

Governmental Regulation

     The Company is not aware of any governmental regulations which effect the manufacture, licensing, development or sale of ClearVideo or Disc Security Tag (DSTag) other than those imposed applicable to technical data included in Export/Import Regulations imposed by the United States government and those controlling regulations and regulations of countries into which any products may be imported.

Company's Office

     The Company's offices and technology center are located at 1723 S Boston Avenue, Tulsa, Oklahoma 74119 and its telephone number is (918) 592-0015.

Employees

     The Company has seven full-time employees and two consultants.

Risk Factors

     1. No Operating History or Revenues and is a Development Stage Operation. The Company was recently formed and is subject to all the risks inherent in the creation of a new business. The Company has no record of profitable operations and there is nothing at this time upon which to base an assumption that the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2003 and 2002, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's loss from operations and lack of significant revenue.

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

     8. Need for Additional Key Personnel. At the present time, the Company employs seven full-time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

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

     10. Issuance of Additional Shares. As of May 28, 2003, approximately 176,270,800 shares of Common Stock or 88.14% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

     14. Limited Public Market for Securities. At present, the Company's stock is traded on the NASD OTC Bulletin Board market. The stock has traded sporadically for the last eighteen months. There is no assurance that a trading market will continue to develop in the future, or that it will be sustained. A shareholder of the Company's securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

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

     17. Anti-Dilution Provisions. There is an anti-dilution provision contained in the agreement with Iterated Systems, Inc. that provides for the issuance of additional shares of Common Stock under certain conditions. The Company issued an additional 74,000 shares of Common Stock on May 22, 2003 to be in compliance with this provision. The Company may be required to issue additional shares at a future date.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2003.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "EXNT."

HOLDERS

    As of May 28, 2003 there were approximately 113 stockholders of record of the Common Stock.

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



RECENT SALES OF UNREGISTERED SECURITIES

    On April 29, 2003 the Company issued 60,000 shares of restricted common stock and received $10,200 proceeds in the exercise of stock options issued to a consultant. The Company issued an additional 74,000 shares of Common Stock on May 22, 2003 to be in compliance with an anti-dilution provision of the agreement with Iterated Systems, Inc.


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

     The Company has commenced marketing ClearVideo during May 2002. The Company will initially license the technology to third parties, offering compression services and downloading and streaming services to customers.

     The Company currently can satisfy its current cash requirements for approximately 90-180 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to continue marketing its products and enhancing the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities. The Company will be required to purchase additional equipment to provide compression services to prospective customers.

     The Company currently has seven full-time employees on the payroll. It is anticipated that the Company will need to hire an additional three to six full-time employees in order to expand the marketing of the products.



Results of Operations - Period from Inception (March 30, 1999) through March 31, 2003.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the years ended March 31, 2003 and 2002, the Company incurred net losses of $352,851 and $518,154, or $(0.015) and $(0.023) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

     Through May 28, 2003, the Company has issued 23,729,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo, and the patent pending for Disc Security Tag. The Company has $13,278 in cash as of March 31, 2003. In April and May 2003, the Company received proceeds from the exercise of options of $10,200.

     Through May 28, 2003, the Company has received funds of $701,099 net of issuance cost of $27,018 from the sale of capital stock to officers, directors and others and $448,000 from Ryan Corley and $60,554 from a stockholder upon the execution of demand notes. A shareholder has also advanced the Company $36,149 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

     The Company has been in the development stage since its inception. The Company has had no recurring source of revenue and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2003 and 2002 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are as follows:

Name                Age       Position

Ryan Corley         60        President, Treasurer, CEO, CFO, and
                              a member of the Board of Directors

Michael C. Paris    45        Vice President

Louis Aloisio       69        Secretary and member of the
                              Board of Directors

W. H. Walker Jr.    51        Member of the Board of Directors

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

Ryan Corley - President, Treasurer, CEO, CFO, and a member of the Board of Directors.

     Mr. Corley has served as president and a member of the Board of Directors of the Company since February 5, 2000. Mr. Corley became a Director of Sure Trace Security Corporation (formerly Cormax Solutions
Inc) on 12-30-2002. Mr. Corley was the founder of Tsunami Media Corporation (formerly Gatsby's Coffee Company)and served as Chairman of the Board of Directors, Chief Executive Officer and Secretary/Treasurer since its inception September 10, 1998, until his resignation on February 22, 2000. Mr. Corley served as a consultant to several startup companies and small public companies during the period of July 1995 through November 1998. Mr. Corley was Chairman of the Board of Directors and President of Charge, Inc., and Charge Entertainment Corporation, its wholly owned subsidiary, from October 1986 through October 1995. Mr. Corley also was a founder in 1986, a member of the Board of Directors until his resignation on October 30, 1995, having served as Chairman of the Board of Directors from 1987 until January 23, 1995, President and Chief Executive Officer until his resignation from these positions on May 30, 1995, of U.S. Technologies Inc., a NASDAQ listed public corporation. Mr. Corley received a Bachelor of Science in Business Administration and a Masters in Business Administration from the University of Tulsa.

Michael C. Paris, Vice President

Mr. Paris has been Vice President of the Company since November 21, 2002 and has previously worked for EnXnet, Inc. as an independent Consultant, having started this relationship in June of 2000. He has worked with multimedia and broadband delivery networks since 1987 where he successfully managed and led the project to develop and deploy WilTel Communication's first showcase Network Management System, TNSS. Since then, he has held several principal Engineering, IT, and Management positions at Williams Information Systems, WilTech/Vyvx, and Williams Communications, Inc. During his tenure with Williams, Mr. Paris defined strategic architecture for business telecommunications; guided the analysis, development, and selection of emerging technologies; and provided leadership to several teams in design, development, and deployment of industry leading broadband video and television networks along with their management components and systems. Prior to this, Mr. Paris designed and engineered software and firmware components while working for a number of then high profile firms including United Technologies Building Systems, Stromberg/Carlson Switching Systems, and Rockwell Power Communications.

Louis Aloisio - Secretary and member of the Board of Directors

     Mr. Aloisio is the Secretary of the Company, having been appointed to serve beginning June 8, 2000. Mr. Aloisio was a co-founder, a 50% owner and serves as Chief Financial Officer of Cellular Concepts an authorized distributor of U.S. Cellular in Tulsa, Oklahoma. Mr. Aloisio served as President and a member of the Board of Directors of Gatsby's Coffee Company from October 1998 through March 5, 2000, when Gatsby's was acquired by Tsunami Media Corporation. From December 1997 through December 1999, Mr. Aloisio served as Vice President of sales for Denco Corporation, a construction company located in Tulsa, Oklahoma. Mr. Aloisio was founder, President and Chief Operating Officer of Mondo's Italian Restaurant from 1969 through 1997. Mondo's was acquired by Hospitality, Inc in 1997.

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



ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation.

    SUMMARY COMPENSATION TABLE. The following table summarizes the compensation earned during the fiscal year by our chief executive officer who served during the fiscal years ended March 31, 2003 and
2002.
                           SUMMARY COMPENSATION TABLE (1)
Name                                        OTHER
Position     YEAR    SALARY    BONUS    COMPENSATION
Ryan Corley  2003   $13,625     -0-          -0-
CEO          2002    64,250     -0-          -0-

(1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Option Grants.

    The following table sets forth certain information concerning stock options granted to the named officers and directors during the years ended March 31, 2003 and 2002.

                           INDIVIDUAL GRANTS
              Number of
              Securities Percent of Total
              Underlying Options Granted  Exercise or
               Options   to Employees in  Base Price
              Granted(#)   Fiscal Year     ($/share)  Expiration Date
Name
Ryan Corley    600,000        27.91%          .50        11/20/2010
Louis Aloisio   45,000         2.10           .50        11/20/2010
Mark Pempsell  350,000        16.28           .50        11/20/2010

     No stock options have been exercised by any of the officers or directors in fiscal 2003 and 2002.

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



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership as of May 28, 2003, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

                                                           Percentage
Name and            Number of                               of Shares
address of owner    Shares         Position                  Owned

Ryan Corley         13,167,000     President, Treasurer,    55.49%
P.O. Box 140021                    CEO, CFO
Austin, TX 78714                   and a member of the
                                   Board of Directors

Michael C. Paris       104,700     Vice-president            0.44%
1723 S Boston Ave
Tulsa, OK 74119

W. H. Walker, Jr.       55,100     Member of the Board       0.23%
3420 East 61st Place               of Directors
Tulsa, OK 74136

Louis Aloisio           25,100     Secretary and             0.11%
6048 S Yale Ave                    Member of the
Tulsa, OK 74135                    Board of Directors

All officers and    13,351,900                              56.27%
directors as a
group (4 persons)

Guy Reidel           2,712,000                              11.43%
46 Tenney Ave.
River Edge, NJ 07661

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 22, 1999, the Company and its current president, Ryan Corley entered into a four-year exclusive licensing agreement whereby Corley, as nominee for a corporation to be formed was granted the right to use certain technology that the Company may acquire in the future relating to the compression of video and streaming real time video via the Internet. Pursuant to the license between the Company and Corley, the corporation to be formed will receive a limited exclusive license for the use of the technology solely for video/audio streaming over the Internet of TV type programming, news content and programming, sport content and programming and non-exclusive use for documentary content and programming. On January 2, 2002, the Company purchased the licensing agreement from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.

     On November 15, 2002, the Company renewed a funding arrangement whereby Ryan Corley, president and member of the Board of Directors, loaned the Company an additional $10,000. The balance of the new loan is $110,000. This loan is payable on demand bearing interest at the rate of 8% per annum and is convertible into 1,100,000 shares of restricted Rule 144 Common Stock on demand.

     On September 19, 2002, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional
$208,000. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 800,000 shares of restricted Rule 144 Common Stock on demand.

     On October 28, 2002, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional
$130,000. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 650,000 shares of restricted Rule 144 Common Stock on demand.

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

                             EnXnet, Inc
Date: June 24, 2003          BY: /s/ Ryan Corley,
                             President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.


            SIGNATURE              TITLE                           DATE
            ---------              -----                           ----
/s/ Ryan Corley           President, Treasurer,           June 24, 2003
- --------------------    CEO, CFO and a member
    Ryan Corley           of the Board of Directors

/s/ Louis Aloisio         Secretary and a member          June 24, 2003
- --------------------    of the Board of Directors
    Louis Aloisio

/s/ W. H. Walker, Jr.     Member of the                   June 24, 2003
- --------------------    Board of Directors
    W. H. Walker, Jr.

Brown, Graham and Company, P.C.
Certified Public Accountants


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
EnXnet, Inc.

We have audited the accompanying balance sheets of EnXnet, Inc. (a development stage company)(the Company), as of March 31, 2003 and 2002, and the related statements of loss, changes in stockholders' equity and cash flows for the years then ended. We have also audited the statements of loss, changes in stockholders' equity and cash flows from inception (March 30, 1999) through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended and the period from inception (March 30, 1999) through March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ Brown, Graham and Company P.C.

Georgetown, Texas
June 2, 2003



                                F-1
EnXnet, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
                                                       March 31,
                                                    2003       2002
Current assets:
Cash                                              $ 13,278     20,330
Accounts receivable                                    -          768
Other receivable                                     1,672
Prepaid expense                                        400      2,162
                                                  ________   ________
Total current assets                                15,350     23,260
                                                  ________   ________

Equipment, net (Note 1)                             18,864     28,005
                                                  ________   ________
Other assets:
Deposits                                             2,350      2,350
Licenses, net (Note 4)                             261,931    299,350
Marketable securities (Note 3)                      98,493    148,842
                                                  ________    _______
Total other assets                                 362,774    450,542
                                                  ________    _______
Total assets                                      $396,988   $501,807
                                                  ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses             $ 38,900    $32,513
Accounts payable-other (Note 6)                     36,149    217,281
Notes payable, current (Note 6)                    508,554    110,000
                                                  ________   ________
Total current liabilities                          583,603    359,794
                                                  ________   ________

Commitments and contingencies (Notes 2, 8 and 9)       -          -
                                                  ________   ________
Stockholders' equity: (Notes 7, 8, 9 and 10)
Common stock, $.00005 par value;
200,000,000 shares authorized;
23,595,200 and 23,460,200 issued and outstanding
March 31, 2003 and March 31, 2002, respectively      1,180      1,173
Additional paid-in capital                       1,124,781  1,100,188
Deficit accumulated during the development stage(1,246,579) (893,728) Net unrealized gain (loss) on
  marketable securities (Note 3)                   (65,997)   (65,620)
                                                  ________   ________
Total stockholders' equity                        (186,615)   142,013
                                                  ________   ________
Total liabilities and stockholders' equity       $ 396,988  $ 501,807
                                                  ========   ========
The accompanying notes are an integral part of these financial statements.
                                F-2
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS

                                                            Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Years Ended         to
                                         March 31,           March 31,


                                       2003      2002          2003

Revenues                          $    1,831   $  2,563   $     4,394
                                     _______    _______     _________
Operating expenses:
Consulting fees                       26,094     34,622       128,304
Depreciation & amortization           52,970     41,079       124,549
Payroll                              142,018    298,886       599,291
Professional services                 22,256     19,285        93,175
Occupancy expense                     50,690     47,351       118,354
Office expense                        22,716     17,835        55,691
Travel expense                        13,463     26,847        51,832
Other expense                          5,451      7,296        24,902
                                     _______    _______     _________
Total operating expenses             335,658    493,201     1,196,098
                                     _______    _______     _________

Operating loss                      (333,827)  (490,638)   (1,191,704)

Other Income (expense):
Gain (Loss) on sale of
 marketable securities                   148    (16,962)      (16,814)
Interest expense                     (19,172)   (10,554)      (38,061)
                                     _______    _______     _________
Net loss                            (352,851)  (518,154)   (1,246,579)

Other comprehensive income:
Net unrealized gain (loss) on
 marketable securities                   377   (163,284)      (65,243)
                                     ________   _______     _________
Comprehensive income (loss)       $ (352,474) $(681,438)  $(1,311,822)
                                     ========   =======     =========

Net loss per share-basic
  and diluted                     $    (.015) $ (0.023)     $ (0.068)
                                     ========   =======       =======
Weighted average number
of shares outstanding              23,505,323 22,642,866   18,403,310
                                   ========== ==========   ==========




The accompanying notes are an integral part of these financial statements.
                                F-3
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ? page 1 of 2
For the Years Ended March 31, 2003 and 2002 and from Inception (March 30, 1999) through March 31, 2003


                                               Deficit    Change in Net
                                        Add-  Accumulated Unrealized
                                       itional During the   Gain on
                       Common Stock    Paid-in Development Marketable
                     Shares   Amount   Capital   Stage     Securities Total
                    __________  _____   _______     _______   ______  _______
Common stock
  issued for:
Cash                20,575,000 $1,029  $ 33,971  $     -      $ -      $35,000
License
  Agreement            297,500     15     2,960        -        -        2,975
Net loss                 -          -       -       (10,144)    -      (10,144)
                    __________  _____   _______     _______   ______   _______
Balance:
 March 31, 2000     20,872,500  1,044    36,931     (10,144)    -       27,831

Common stock
  issued for:
Cash                   851,200     42   385,358       -         -      385,400
Fonar common stock,
  net of $27,018
  issuance fees        270,000     14   243,152       -         -      243,166
Services               151,600      8    54,813       -         -       54,821
Equipment                  400      -       500       -         -          500
Net loss                 -          -       -      (365,430)    -     (365,430)
Net unrealized gain
  on marketable
  securities             -          -       -         -       97,664    97,664
                    __________  _____   _______     _______   ______   _______
Balance:
 March 31, 2001     22,145,700  1,108   720,754    (375,574)  97,664   443,952

Common stock
  issued for:
Cash                   295,000     14   270,485       -         -      270,499
Services                19,500      1     8,999       -         -        9,000
License              1,000,000     50    99,950                        100,000
Net loss                 -          -       -      (518,154)    -     (518,154)
Net unrealized loss
  on marketable
  securities             -          -       -         -     (163,284) (163,284)
                    __________  _____   _______     _______   ______   _______
Balance:
 March 31, 2002     23,460,200 $1,173 $1,100,188$  (893,728)$(65,620) $142,013
                    ==========  =====  =========    =======   ======   =======


The accompanying notes are an integral part of these financial statements.
                                F-4
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY ? page 2 of 2
For the Years Ended March 31, 2003 and 2002 and from Inception (March 30, 1999) through March 31, 2003


                                                   Deficit    Change in
                                          Add-   Accumulated  Unrealized
                                         itional During the   Gain on
                         Common Stock    Paid-in  Development Marketable
                        Shares   Amount  Capital    Stage     Secrities  Total
Balance:
 March 31, 2002     23,460,200 $1,173 $1,100,188$(  893,728)$(65,620) $142,013
Net loss                  -       -         -    (  352,851)    -     (352,851)
Common stock
  issued for:
   Services            135,000      7     24,593      -         -       24,600
Net unrealized
  loss on marketable
  securities              -       -         -         -         (377)     (377)
                    __________  _____  _________  _________  _______   _______
Balance:
 March 31, 2003     23,595,200 $1,180 $1,124,781$(1,246,579)$(65,997)$(186,615)
                    ==========  =====  =========  =========  =======   =======





























The accompanying notes are an integral part of these financial statements.
                                F-5
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS



                                                            Date from
                                                            Inception
                                                          (March 30,1999)
                                    For the Year Ended          to
                                         March 31,           March 31,
                                      2003       2002           2003
Cash flows from operating activities:
Net loss                            $(352,851) $(518,154)  $(1,246,579)
Adjustments to reconcile net loss
 to cash provided (used) by
 operating activities:
Depreciation and amortization          52,970     41,079       124,549
(Gain)Loss on sale of
 marketable securities                   (148)    16,962        16,814
Stock issued for equipment                -          -             500
Stock issued for services               24,600     9,000        88,821
Changes in operating assets
 and liabilities:
Accounts receivable-other                 (904)       30        (1,672)
Prepaid expenses                         1,762      (628)       (  400)
Accounts payable and accrued expenses (174,745)  174,249        75,049
                                      _______    _______       _______
Net cash used in operating
  activities                         (449,316)  (277,462)     (943,318)
                                      _______    _______       _______
Investing activities:
Purchase of equipment                  (6,410)   (20,498)      (52,369)
Other assets                              -      ( 1,500)       (2,350)
Proceeds from sale of
 marketable securities                 50,120     38,760        88,880
                                      _______    _______       _______
Net cash provided (used) by
 investing activities                  43,710    16,762         34,161
                                      _______    _______       _______
Financing activities:
Proceeds from note payable            398,554     50,000       548,554
Proceeds from sale of common stock        -      270,499       663,881
Repayment of note payable                 -     ( 40,000)     (290,000)
                                      _______    _______       _______
Net cash provided by financing
 activities                           398,554    280,499       922,435
                                      _______    _______       _______
Net increase (decrease) in cash       ( 7,052)    19,799        13,278
Cash, beginning of period              20,330        531            -
                                      _______    _______       _______
Cash, end of period                   $13,278   $ 20,330       $13,278
                                      =======    =======       =======

The accompanying notes are an integral part of these financial statements.
                                F-6
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - continued




                                                           Date from
                                                           Inception
                                                        (March 30,1999)
                                    For the Years Ended          to
                                         March 31,           March 31,
                                      2003       2002           2003
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                              $    -      $  10,554    $ 18,889
Income taxes                               -            -           -
Non-cash financing activities:
Issuance of common stock in exchange
 for ClearVideo license                    -            -         2,975
Issuance of common stock for services   24,600        9,000      88,421
Issuance of common stock for equipment     -            -           500
Issuance of common stock in exchange
 for Fonar common stock-net of
  $27,018 issuance fees                    -            -       243,166
Issuance of common stock for license       -        100,000     100,000
Issuance of note payable in exchange
 for ClearVideo license                    -            -       250,000
Issuance of notes payable in exchange
 For accounts payable                  277,836                  277,836

                                       =======     ========     =======





















The accompanying notes are an integral part of these financial statements.
                                F-7
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

1. Summary of Accounting Policies

Nature of Business

     EnXnet, Inc. ("the Company") is a development stage enterprise which holds an exclusive license to 1) compile, display, use, copy and modify ClearVideo source code and create enhancements to the source code, 2) use the ClearVideo source code, its run-time versions and any derivatives created by the Company, 3) the right to manufacture for the purpose of distributing and sub-licensing products and services created by any derivatives to end users in run time versions, 4) the right to sublicense the rights granted by the licensor to the Company, 5) and the right to enter into a research and development agreement with another entity for developing new products provided that the Company will own at least (50%) or more of the voting securities of such entity. The Company intends to engage in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices, focusing primarily on products, solutions, and services which support and enhance multimedia management. Specifically it intends to offer video and audio production, compression, and security services primarily for delivery of high quality video and audio for use on CD-ROMs, DVD-ROMs, downloadable Internet, and various advertising applications for radio, television, and cable broadcasting companies.

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

     The following table details the Company's equipment:
                                                       March 31,
                                                    2003      2002
     Equipment                                   $ 52,369    $ 45,959
     Accumulated depreciation                     (33,505)    (17,954)
                                                  -------     -------
     Equipment, net                              $ 18,864    $ 28,005
                                                  =======     =======
                                F-8
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of March 31, 2003 and 2002 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.




                                F-9
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

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

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires among other items, that liabilities for the costs associated with exit or disposal activities be recognized when the liabilities are incurred, rather than when an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The effect of adoption of SFAS No. 146 is dependent on the Company's activities subsequent to adoption.

In November 2002, the FASB issued FASB Interpretation No. 45
("FIN 45"),"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and expands the disclosures required to be made by a guarantor about its obligations under guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately and adopted for this Form 10-KSB. The adoption of FIN 45 did not have any impact on the Company's financial position or results of operations.










                                F-10
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

1. Summary of Accounting Policies - continued

New Accounting Pronouncements - continued

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions for this Form 10-KSB.
As the Company will continue to apply APB Opinion No. 25,
"Accounting for Stock Issued to Employees", the accounting for stock-based employee compensation will not change as a result of SFAS No. 148. The new interim disclosure provisions will be effective for the Company beginning with the quarter ended
June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN 46"), "Consolidation of Variable Interest Entities", which requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The related disclosure requirements are effective immediately. Management does not believe the adoption of FIN 46 will have any impact on the Company's financial position or results of operations.

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

     Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in fiscal 2003. To this end, management is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales, proceeds of marketable securities or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.
                                F-11
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

3. Marketable Securities

     The Company owns 111,924 and 145,924 shares of Fonar Corporation as of March 31, 2003 and 2002. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at March 31, 2003 and 2002 with a market value of $98,493 and $148,842 or $.88 and $1.02 per share. Net unrealized gain or (loss) on marketable securities with amounts of $(65,997) and $(65,620) have been recorded in stockholders equity at March 31, 2003 and 2002. The Company sold 34,000 and 38,000 shares of Fonar during the years ended March 31, 2003 and 2002 receiving proceeds of $50,120 and $38,760.

4.   Licenses

     In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002, the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired the license agreement for ClearVideo from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license. The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the year ended March 31, 2003 and 2002 was $37,419 and $28,327 and accumulated amortization was $91,044 and $53,625

5.   Income Taxes

     At March 31, 2003 and 2002, the Company had net deferred tax assets of approximately $420,000 and $303,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003 and 2002. At March 31, 2003 the Company has net operating loss carryforwards totaling approximately $1,247,000 which will begin to expire in the year 2015.









                                F-12
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

6. Accounts and Notes Payable

    Accounts payable-others consist of advances made to the Company from certain shareholders for working capital purposes. This amount was $36,149 and $217,281 at March 31, 2003 and 2002.

    Notes payable consist of the following:        March 31,
                                                2003      2002
                                              -------- ---------

     8% convertible note payable to
      Ryan Corley, President of the
      Company, due November 15, 2003,
      Convertible into a maximum of
      1,100,000 common shares                  110,000   100,000

     6% convertible notes payable to
      Ryan Corley, President of the
      Company, due on demand,
      convertible into a maximum of
      1,450,000 common shares                  338,000      -

     6% convertible notes payable to
      a stockholder, due on demand,
      convertible into a maximum of
      369,025 common shares                     60,554      -
                                             --------- ---------
     Total maturities - all current          $ 508,554 $ 100,000
                                             ========= =========
7. Common Stock Transactions

     During the year ended March 31, 2003, the Company issued 135,000 shares of restricted Rule 144 common stock for services in the amount of $24,600.

     During the year ended March 31, 2002 the Company issued 295,000 shares of common stock for $295,000. This amount has been recorded in the common stock and additional paid in capital net of commissions in the amount of $24,501. Also, during the year ended March 31, 2002 the Company issued 19,500 shares of restricted Rule 144 common stock for services in the amount of $9,000.

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



                                F-13
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

8. Anti-Dilution Clause

     The agreement with Iterated Systems, Inc. "Iterated", contains an anti-dilution clause whereby the percentage of ownership of the Company's common stock by Iterated shall be no less than 1.25% of the total outstanding shares of the Company's common stock at any given time. This provision shall terminate after the last day of the first sixty (60) day period during which : (i) the common stock of the Company is traded on NASDAQ, or the American or the New York Stock Exchange and (ii) the Market Capitalization of the Company does not fall below fifty million dollars and (iii) the 297,500 shares of common stock that Iterated received under the agreement become free trading Rule 144 stock or are covered by a registration statement in compliance with the Act and (iv) the share price of the Company's shares traded on NASDAQ, the American Stock Exchange or the New York Stock exchange does not fall below $2.10. This provision also terminates if Iterated sells or disposes of the shares that it received under this agreement. In May 2003 the company issued an additional 74,000 shares of restricted Rule 144 common stock to Iterated in compliance with the agreement.

9. Stock Options

    On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the year ended
March 31, 2003 and 2002, the Company granted 45,000 and 2,105,000 stock options to employees, consultants and members of the Board of Directors.

    During the year ended March 31, 2003, the Company granted 800,000 Options to six consultants to purchase common stock with exercise prices of $.17 to $.90 per share which was equal to or higher than the market price at the date of the grant. No compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model.

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




                                F-14
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

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

     The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
                                      2003            2002
         Dividends yield                0%              0%
         Expected volatility           30%             82%
         Risk-free interest rate      1.0%            4.4%
         Expected life                6.33 years      7.76 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information as of March 31, 2003 and 2002, is presented below:
                                           2003          2002
                                         ========      ========
Pro forma net loss to stockholders      $(372,616)   $(764,538)
Pro forma basic and diluted
     net loss per share                    (0.016)       (0.34)

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






                                F-15
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

9. Stock Options - continued

    A summary of the status of the Company's stock options as of March 31, 2003 and 2002, is presented below:

                                             2003       2002
                                          =========  =========
Options outstanding at beginning of year  2,505,000    400,000
Options granted                             845,000  2,105,000
Options exercised                              -          -
Options canceled                               -          -
                                          ---------  ---------
Options outstanding at end of year        3,350,000  2,505,000
                                          =========  =========


The following table summarizes the information about the stock options as of March 31, 2003:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price   March 31    Years   (Total shares)  March 31    shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     1.25       $.40         400,000      $.40
 .10-.50 1,310,000     6.59        .44         520,000       .35
   .50     795,000     7.66        .50         265,000       .50
 .17-.90   845,000     3.67        .32         760,000       .27
-------- ---------  ---------- ------------  ----------  ---------
$.10-.90 3,350,000     5.35        .42       1,945,000      $.35
======== =========  ========== ============  ==========  =========

The following table summarizes the information about the stock options as of March 31, 2002:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price   March 31    Years   (Total shares)  March 31    shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     2.25       $.40         400,000       $.40
 .10-.50 1,310,000     6.69        .44         200,000        .10
   .50     795,000     8.67        .50            -           -
-------- ---------  ---------- ------------  ----------  ---------
$.10-.50 2,505,000     6.45        .45         600,000       $.30
======== =========  ========== ============  ==========  =========

                                F-16
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

10. EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2003 and 2002, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.












































                                F-17