Form 10KSB/A
period 2003-03-31
ENXNET INC
filed 2003-06-24
CIK 1083706

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
             ClearVideo - Addendum.            Incorporated by
                                               reference to
                                               exhibit 10.3 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Controls and Procedures.

Within the 90 days prior to the filing date of this Annual Report on Form 10-KSB, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 ( c) and 15d-14 ( c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO/ CFO has concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO/ CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report on Form 10-KSB, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.





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


            SIGNATURE              TITLE                           DATE
            ---------              -----                           ----
/s/ Ryan Corley           President, Treasurer,           June 24, 2003
- --------------------    CEO, CFO and a member
    Ryan Corley           of the Board of Directors

/s/ Louis Aloisio         Secretary and a member          June 24, 2003
- --------------------    of the Board of Directors
    Louis Aloisio

/s/ W. H. Walker, Jr.     Member of the                   June 24, 2003
- --------------------    Board of Directors
    W. H. Walker, Jr.


























                    CERTIFICATION

I, Ryan Corley, Chief Executive Officer and Chief Financial Officer of Enxnet, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Enxnet Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  June 24, 2003               /s/ Ryan Corley
                                   -----------------------
                                   Ryan Corley
                                   Chief Executive Officer &
                                   Chief Financial Officer



EXHIBIT 99.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of ENXNET Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 with the Securities and Exchange Commission (the "Report"), I, Ryan Corley, the Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)      The Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act
              of 1934; and
(2)	The information contained in the Report fairly
         presents,in all material respects, the financial condition and results of operations of the Company.



                                 /s/ Ryan Corley
                                ---------------------
                                     Ryan Corley
                                     Chief Executive Officer &
                                     Chief Financial Officer



Date:  June 24, 2003






























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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no recurring source of revenue and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as agoing concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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



                                F-13
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2003 and 2002

8. Anti-Dilution Clause

     The agreement with Iterated Systems, Inc. "Iterated", contains an anti-dilution clause whereby the percentage of ownership of the Company's common stock by Iterated shall be no less than 1.25% of the total outstanding shares of the Company's common stock at any given time. This provision shall terminate after the last day of the first sixty (60) day period during which : (i) the common stock of the Company is traded on NASDAQ, or the American or the New York StockExchange and
(ii) the Market Capitalization of the Company does not fall below fifty million dollars and (iii) the 297,500 shares of common stock that Iterated received under the agreement become free trading Rule 144 stock or are covered by a registration statement in compliance with the Act and (iv) the share price of the Company's shares traded on NASDAQ, the American Stock Exchange or the New York
Stock exchange does not fall below $2.10. This provision also terminates if Iterated sells or disposes of the shares that it received under this agreement. In May 2003 the company issued an additional 74,000 shares of restricted Rule 144 common stock to Iterated in compliance with the agreement.

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