Form 10QSB
period 2003-06-30
ENXNET INC
filed 2003-08-12
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801



As of July 29, 2003, there were 23,729,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================







INDEX
Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
June 30, 2003 and March 31, 2003                                    3

Statements of Loss
For the three months ended June 30, 2003 and 2002,
and from inception (March 30, 1999) to June 30, 2003                4

Statements of Changes in Stockholders? Equity (deficit)             5

Statement of Cash Flows
For the three months ended June 30, 2003 and 2002;
and from inception (March 30, 1999) to June 30, 2003               6-7

Summary of Accounting Policies                                     8-9

Notes to Financial Statements                                     10-12


Item 2. Managements Discussion and Analysis or Plan of Operation  13-14

Item 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          15

Item 2. Changes in Securities                                      15

Item 3. Defaults Upon Senior Securities                            15

Item 4. Submission of matters to a vote to security Holders        15

Item 5. Other Information                                          15

Item 6. Exhibits and Reports on Form 8-K                           15

Signatures                                                         16

Exhibit 99.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                        17-18

Exhibit 99.2     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                      18





EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                        June 30,  March 31,
                                                          2003       2003
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                    $ 84,988   $ 13,278
Accounts receivable                                        3,598        -
Other receivable                                           1,672      1,672
Prepaid expense                                              100        400
                                                        ________   ________
Total current assets                                      90,358     15,350
                                                        ________   ________

Equipment, net                                            16,141     18,864
                                                        ________   ________
Other assets:
Deposits                                                   2,350      2,350
Licenses, net (Note 3)                                   267,407    261,931
Marketable securities (Note 2)                           145,501     98,493
                                                        ________    _______
Total other assets                                       415,258    362,774
                                                        ________    _______
Total assets                                            $521,757   $396,988
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expense                    $ 62,948    $38,900
Accounts payable-other (Note 5)                          172,124     36,149
Notes payable, current (Note 5)                          508,554    508,554
                                                        ________   ________
Total current liabilities                                743,626    583,603
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)              -          -

Stockholders' equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
23,729,200 and 23,595,200 issued and
outstanding June 30, 2003 and
March 31, 2003                                             1,187      1,180
Additional paid-in capital                             1,149,774  1,124,781
Deficit accumulated during the
development stage                                     (1,353,841)(1,246,579)
Net unrealized gain (loss)
 on marketable securities (Note 2)                       (18,989)  ( 65,997)
                                                        ________   ________
Total stockholders? equity (deficit)                    (221,869)  (186,615)
                                                        ________   ________
Total liabilities and stockholders? equity (deficit)   $ 521,757  $ 396,988
                                                        ========   ========

See accompanying summary of accounting policies and
notes to financial statements.  <page 3>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)
                                                           Date from
                                                           Inception
                                            Three       (March 30, 1999)
                                          Months Ended          to
                                            June 30,         June 30,
                                          2003     2002        2003

Revenues                              $   3,622 $   1,283     $ 8,015
Cost of revenues                          2,974                 2,974
                                        _______   _______     _______
Gross profit                                648     1,283       5,041

Operating expenses:
Consulting fees                             800       -       129,104
Depreciation & amortization              12,047    13,106     136,596
Payroll                                  44,413    41,545     643,704
Professional services                     9,355     1,450     102,530
Occupancy expense                        13,371    12,385     131,725
Office expense                            8,981     7,379      64,672
Travel expense                           10,442     2,815      62,274
Other expense                               349     3,006      25,251
                                        _______   _______   _________
Total operating expenses                 99,758    81,686   1,295,856
                                        _______   _______   _________
Operating income (loss)                ( 99,110)  (80,403) (1,290,815)

Other income (expense)
Gain (loss) on sale of
 marketable securities                      -       2,348    (16,814)
Interest income                               4        10        122
Interest expense                         (8,156)   (2,194)   (46,334)
                                        _______   _______   _________
Net loss                              $(107,262)$ (80,239)$(1,353,841)

Other comprehensive income (loss):
Net unrealized gain(loss) on
 marketable securities                   47,008   126,620     (18,989)
                                        _______   _______   _________
Comprehensive income (loss)           $ (60,254) $ 46,381 $(1,372,830)
                                        =======   =======   =========
Net loss per share
  basic and diluted                    $ (.005) $   (.003)$     (.072)
                                         =======   =======     =======
Weighted average number of shares
  basic and diluted                   23,714,134 23,460,200 18,713,120
                                      ========== ========== ==========






See accompanying summary of accounting policies and notes to financial statements. <page 4>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)(Unaudited)


                                                    Deficit    Change in
                                           Add-   Accumulated  Unrealized
                                          itional During the   Gain on
                          Common Stock    Paid-in  Development Marketable
                         Shares   Amount  Capital    Stage     Secrities  Total
Balance:
  March 31, 2003     23,595,200 $1,180 $1,124,781$(1,246,579)$(65,997)$(186,615)

Common stock
  issued for:
    License              74,000      4     14,796                        14,800
    Exercise of options  60,000      3     10,197                        10,200
Net loss                   -       -         -      (107,262)    -     (107,262)
Net unrealized gain
  (loss) on marketable
  securities               -       -         -         -       47,008    47,008
                     __________  _____  _________  _________   ______   _______
Balance:
  June 30, 2003      23,729,200 $1,187 $1,149,774$(1,353,841)$(18,989)$(221,869)
                     ==========  =====  =========  =========   ======   =======






























See accompanying summary of accounting policies and
notes to financial statements.  <page 5>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                           Three Months Ended          to
                                                 June 30,           June 30,
                                            2003          2002        2003
Cash flows from operating activities:
Net loss                                  $(107,262) $ (80,239)  $(1,353,841)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                12,047     13,106       136,596
(Gain) Loss on sale of
 marketable securities                            -     (2,348)       16,814
Stock issued for equipment                        -          -           500
Stock issued for services                         -          -        88,421
Changes in operating assets and liabilities:
Accounts receivable                          (3,598)    (1,283)       (5,270)
Prepaid expense                                 300       995           (100)
Accounts payable and accrued expense        160,023     54,404       235,072
                                            _______    _______       _______
Net cash flows from operating activities     61,510    (15,365)     (881,808)
                                            _______    _______       _______
Investing activities:
Purchase of fixed assets                          -    ( 5,277)      (52,369)
Other assets                                      -          -       ( 2,350)
Proceeds from sale of
 marketable securities                            -     37,620        88,880
                                            _______     _______       ______
Net cash flows from
 investing activities                             -     32,343        34,161
                                            _______     _______       ______
Financing activities:
Proceeds from note payable                        -          -       548,554
Proceeds from sale of common stock           10,200          -       674,081
Repayment of note payable                         -          -      (290,000)
                                            _______    _______       _______
Net cash flows from financing activities     10,200          -       932,635
                                            _______    _______       _______
Net increase in cash                         71,710     16,978        84,988

Cash, beginning of period                    13,278     20,330             -
                                            _______    _______       _______
Cash, end of period                        $ 84,988   $ 37,308     $  84,988
                                            =======    =======       =======








See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                        Three Months Ended to          to
                                                 June 30,           June 30,
                                            2003          2002        2003
Cash paid during the period for:
Interest                                   $ -          $ -           $ 18,889
Income taxes                               $ -          $ -           $ -

Non-cash financing activities:
Issuance of note payable in exchange for
 accounts payable                          $  -         $ -          $277,836
Issuance of common stock in exchange
 for ClearVideo license                    $14,800      $ -           $17,775
Issuance of common stock for service       $  -         $ -           $88,421
Issuance of common stock for equipment        -           -               500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                     $  -         $ -          $243,166
Issuance of note payable in exchange
 for ClearVideo license                    $  -         $ -          $250,000























See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2003 included in the Company Form 10-KSB.

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







                                <page 9>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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


Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets as of June 30 , 2003 and March 31, 2003 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Management of the Company has undertaken certain actions to address these conditions. Management has commenced production in fiscal 2004. To this end, management is currently in negotiations with additional potential customers and with marketing representatives to establish a product channels. Funds required to carry out management's plans are expected to be derived from future stock sales, proceeds of marketable securities or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

2. Marketable Securities

The Company owns 111,924 shares of Fonar Corporation as of June 30, 2003 and March 31, 2003. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at June 30, 2003 and March 31, 2003 with a market value of $145,501 and $98,493 or $1.30 and $.88 per share. Net unrealized (loss) on marketable securities in the amounts of $(18,989) and $(65,997) have been recorded in stockholders? equity (deficit) at June 30, 2003 and March 31, 2003.
                                <page 10>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

3.   Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify
ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002, the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired the license agreement for ClearVideo from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.
The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. In May 2003, the Company issued an additional 74,000 shares of restricted common stock valued at $14,800 to Iterated in compliance with an anti-dilution agreement. Amortization expense for the three months ended June 30, 2003 and the year ended March 31, 2003 was $9,324 and $37,419 and accumulated amortization was $100,368 and $91,044.

4.   Income Taxes

At June 30, 2003 and March 31, 2003, the Company had net deferred tax assets of approximately $460,000 and $420,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2003 and March 31, 2003. At June 30, 2003 the Company has net operating loss carryforwards totaling approximately $1,353,841 which will begin to expire in the year 2015.


















                                <page 11>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

5. Accounts and Notes Payable

Accounts payable-others consist of advances made to the Company from certain shareholders for working capital purposes. This amount was $172,124 and $36,149 at June 30, 2003 and March 31, 2003.

    Notes payable consist of the following:   June 30   March 31
                                                2003      2003
                                              -------- ---------
     8% convertible note payable to
      Ryan Corley, President of the
      Company, due November 15, 2003,
      Convertible into a maximum of
      1,100,000 common shares                  110,000   110,000

     6% convertible notes payable to
      Ryan Corley, President of the
      Company, due on demand,
      convertible into a maximum of
      1,450,000 common shares                  338,000   338,000

     6% convertible notes payable to
      a stockholder, due on demand,
      convertible into a maximum of
      369,025 common shares                     60,554    60,554
                                             --------- ---------
     Total maturities - all current          $ 508,554 $ 508,554
                                             ========= =========
6. Common Stock Transactions

The Company received proceeds of $10,200 from the exercise of stock options and issued 60,000 shares of common stock.

7. Anti-Dilution Clause

The agreement with Iterated Systems, Inc. "Iterated", contains an anti-dilution clause whereby the percentage of ownership of the Company's common stock by Iterated shall be no less than 1.25% of the total outstanding shares of the Company's common stock at any given time. This provision shall terminate after the last day of the first sixty (60) day period during which : (i) the common stock of the Company is traded on NASDAQ, or the American or the New York Stock
Exchange and (ii) the Market Capitalization of the Company does not fall below fifty million dollars and (iii) the 297,500 shares of common stock that Iterated received under the agreement become free trading Rule 144 stock or are covered by a registration statement in compliance with the Act and (iv) the share price of the Company's shares traded on NASDAQ, the American Stock Exchange or the New York
Stock exchange does not fall below $2.10. This provision also terminates if Iterated sells or disposes of the shares that it received under this agreement. In May 2003 the Company issued 74,000 shares of restricted common stock valued at $14,800 to be in compliance with this provision.
                                <page 12>
Item 2. Management?s Discussion and Analysis or Plan of Operation

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

The Company currently offers three products. Disc Security Tag (DSTag), TalentMatrix and ClearVideo. The Company has commenced marketing ClearVideo during May 2002 and began marketing DSTag and TalentMatrix in May 2003.

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

The Company currently has six full-time employees on the payroll. It is anticipated that the Company will need to hire an additional three to six full-time employees in order to expand the marketing of its products.

Results of Operations - Period from Inception (March 30, 1999) through June 30, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the three months ended June 30, 2003 and 2002, the Company incurred net losses of $107,262 and $80,239, or $(0.005) and $(0.003) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

Through July 29, 2003, the Company has issued 23,729,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo, and the patent pending for Disc Security Tag. The Company has $84,988 in cash as of June 30, 2003.


                                <page 13>
Through July 29, 2003, the Company has received funds of $701,099 net of issuance cost of $27,018 from the sale of capital stock to officers, directors and others and $448,000 from Ryan Corley and $60,554 from a stockholder upon the execution of demand notes. Shareholders have also advanced the Company $172,124 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

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

At the present time, the Company has no material commitments for capital expenditures. If capital expenditures are required after operations commence, the Company will pay for the same through the sale of common stock or through loans from third parties. There is no assurance, however, that such financing will be available and in the event such financing is not available, the Company may have to cease operations.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.
This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the expectations or beliefs concerning future events that involve risks and uncertainties, including but not limited to the demand for Company products and services and the costs associated with such goods and services. All other statements other than statements of historical fact included in this Quarterly Report including, without limitation, the statements under "Management?s Discussion and Analysis or Plan of Operations" and elsewhere in the Quarterly Report, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES.
Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board and, if and when qualified, it intends to apply for admission to quotation on the NASDAQ Small Cap Market. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.
                          <page 14>
ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 ( c) and 15d-14 ( c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO/ CFO has concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO/ CFO notes that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 99.1     Certification of financial statements
                 Chief Executive Officer & Chief Financial Officer

(b) Reports on Form 8-K
    (1) On May 5, 2003, the Company issued a press release announcing its new entertainment division, EnXnet Entertainment and the website TalentMatrix.com.

    (2) On May 29 the Company announced today that it has filed for patent protection on its proprietary product "DSTag", a device which is embedded within CDs and DVDs, and which utilizes Electronic Article Surveillance System (EAS) technology.

    (3) On June 23 the Company announced today that it has entered into a Strategic Alliance and Marketing Agreement with Platinum
Productions at The Movie Studios of Los Colinas, Texas.
                                <page 15>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: July 29, 2003
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 16>

Exhibit 99.1
           Certification of Principal Executive and Financial Officer

I, Ryan Corley the Chief Executive Officer and Chief Financial Officer of Enxnet, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Enxnet, Inc. for the period ending June 30, 2003;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and






                                <page 17>
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 29, 2003

                                                 /s/ Ryan Corley
                                                 ---------------------
                                                     RyanCorley
                                                     Chief Executive Officer
                                                     and Chief Financial Officer


EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Enxnet, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 (the "Report"), I, Ryan Corley as Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                        /s/ Ryan Corley
                                        --------------------
                                            Ryan Corley
                                            Chief Executive
                                            Officer and Chief
                                            Financial Officer

                                            July 29, 2003


                        A signed original of this written
                   statement required by Section 906 has been
                  provided to Enxnet, Inc. and will be retained by
                    Enxnet, Inc. and furnished to the Securities
                      and Exchange Commission upon request.


                                <page 18>