Form 10QSB
period 2003-09-30
ENXNET INC
filed 2003-11-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549


FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801



As of November 06, 2003, there were 23,730,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================







INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
September 30, 2003 and March 31, 2003                               3

Statements of Loss
For the six months ended September 30, 2003 and 2002,
and from inception (March 30, 1999) to September 30, 2003           4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the six months ended September 30, 2003 and 2002;
and from inception (March 30, 1999) to September 30, 2003          6-7

Summary of Accounting Policies                                     8-9

Notes to Financial Statements                                     10-12

Item 2. Managements Discussion and Analysis or Plan of Operation  13-14

Item 3. Controls and Procedures                                    15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          15

Item 2. Changes in Securities                                      15

Item 3. Defaults Upon Senior Securities                            15

Item 4. Submission of Matters to a Vote to Security Holders        15

Item 5. Other Information                                          15

Item 6. Exhibits and Reports on Form 8-K                           15

SIGNATURES                                                         16

Exhibit 99.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                        17-18

Exhibit 99.2     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                      18




EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                     September 30,  March 31,
                                                          2003       2003
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                    $  9,017   $ 13,278
Accounts receivable                                        5,988       -
Other receivable                                           1,672      1,672
Prepaid expense                                           23,605        400
                                                        ________   ________
Total current assets                                      40,282     15,350
                                                        ________   ________

Equipment, net                                            13,419     18,864
                                                        ________   ________
Other assets:
Deposits and deferred charges                             13,183      2,350
Licenses, net (Note 3)                                   258,083    261,931
Marketable securities (Note 2)                           172,455     98,493
                                                        ________    _______
Total other assets                                       443,721    362,774
                                                        ________    _______
Total assets                                            $497,422   $396,988
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                   $ 62,200    $38,900
Accounts payable-other (Note 5)                          181,849     36,149
Notes payable, current (Note 5)                          548,554    508,554
                                                        ________   ________
Total current liabilities                                792,603    583,603
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)              -          -
                                                        ________   ________
Stockholders equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
23,730,200 and 23,595,200 issued and
outstanding September 30, 2003 and
March 31, 2003                                             1,187      1,180
Additional paid-in capital                             1,211,557  1,124,781
Deficit accumulated during the
development stage                                     (1,515,890)(1,246,579)
Net unrealized gain (loss)
 on marketable securities (Note 2)                         7,965   ( 65,997)
                                                        ________   ________
Total stockholders equity (deficit)                     (295,181)  (186,615)
                                                        ________   ________
Total liabilities and stockholders  equity (deficit)   $ 497,422  $ 396,988
                                                        ========   ========

See accompanying summary of accounting policies and
notes to financial statements.  <page 3>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)
                                                                    Date from
                                                                    Inception
                                  Three                Six      (March 30, 1999)
                               Months Ended       Months Ended          to
                               September 30,       September 30,   September 30,
                                2003     2002      2003    2002         2003

Revenues                    $   3,231 $    -    $   6,853  $  1,283  $   11,246
Cost of revenues                2,310      -        5,284      -          5,284
                              _______   _______   _______   _______   _________

Gross profit                      921      -        1,569     1,283       5,962
                              _______   _______   _______   _______   _________
Operating expenses:
Consulting fees                35,084     5,900    35,884     5,900     163,788
Depreciation & amortization    12,046    13,353    24,093    26,459     148,642
Royalties                      25,000      -       25,000      -         25,000
Payroll                        48,757    48,448    93,170    89,993     692,461
Professional services           5,853     6,638    15,208     8,088     108,383
Occupancy expense              12,835    13,872    26,206    26,257     144,560
Office expense                  3,998     5,956    12,979    13,335      68,670
Travel expense                 10,575     5,029    21,017     7,844      72,849
Other expense                     265       735       614     3,741      25,516
                              _______   _______   _______   _______   _________
Total operating expenses      154,413    99,931   254,171   181,617   1,450,269
                              _______   _______   _______   _______   _________
Operating loss               (153,492) ( 99,931) (252,602) (180,334) (1,444,307)

Other income (expense):
Gain (loss) on sale of
 marketable securities           -     (  2,200)     -          148     (16,814)
Interest income                     4        47         8        57         126
Interest expense             (  8,561) (  2,594) ( 16,717) (  4,788)    (54,895)
                              _______   _______   _______   _______   _________
Net loss                     (162,049) (104,678) (269,311) (184,917) (1,515,890)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities         26,954  (113,566)   73,962    13,054       7,965
                              _______   _______   _______  ________   _________
Comprehensive loss          $(135,095)$(218,244)$(195,349)$(171,863)$(1,507,925)
                              =======   =======   =======  ========   =========
Net loss per share
  basic and diluted          $ (.007)$   (.004)$   (.011)$   (.010) $    (.080)
                              =======   =======   =======  ========   =========
Weighted average number
  of shares
  basic and diluted       23,714,659 23,460,200 23,714,659 17,667,864 18,994,688
                          ========== ========== ========== ========== ==========



See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>

EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)(Unaudited)


                                                    Deficit    Change in
                                           Add-   Accumulated  Unrealized
                                          itional During the   Gain on
                          Common Stock    Paid-in  Development Marketable
                         Shares   Amount  Capital    Stage     Secrities  Total
Balance:
  March 31, 2003     23,595,200 $1,180 $1,124,781$(1,246,579)$(65,997)$(186,615)

Common stock
  issued for:
    Services              1,000   -           500       -        -          500
    License              74,000      4     14,796       -        -       14,800
    Exercise of options  60,000      3     10,197       -        -       10,200
Net loss                   -      -          -      (269,311)    -     (269,311)
Options issued             -      -        61,283       -        -       61,283
Net unrealized gain
  (loss) on marketable
  securities               -      -          -          -      73,962    73,962
                     __________  _____  _________  _________   ______   _______
Balance:
  September 30, 2003 23,730,200 $1,187 $1,211,557$(1,515,890)$  7,965 $ 295,181
                     ==========  =====  =========  =========   ======   =======



























See accompanying summary of accounting policies and
notes to financial statements.  <page 5>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                             Six Months Ended          to
                                               September 30,      September 30,
                                            2003          2002        2003
Cash flows from operating activities:
Net loss                                  $(269,311) $(184,917)  $(1,515,890)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                24,093     26,459       148,642
(Gain) Loss on sale of
 marketable securities                         -        (  148)       16,814
Stock issued for equipment                     -          -              500
Stock issued for services                       500       -           88,921
Options issued for services                  27,430       -           27,430
Changes in operating assets and liabilities:
Accounts receivable                          (5,988)    (  409)       (7,660)
Prepaid expense                              (  185)       495        (  585)
Accounts payable and accrued expense        169,000    (89,722)      244,049
                                            _______    _______       _______
Net cash flows from operating activities    (54,461)  (248,242)     (997,779)
                                            _______    _______       _______
Investing activities:
Purchase of fixed assets                       -       ( 6,411)      (52,369)
Other assets                                   -          -          ( 2,350)
Proceeds from sale of
 marketable securities                         -        50,120        88,880
                                            _______     _______       ______
Net cash flows from
 investing activities                          -        43,709        34,161
                                            _______     _______       ______
Financing activities:
Proceeds from note payable                   40,000    208,000       588,554
Proceeds from sale of common stock           10,200       -          674,081
Repayment of note payable                      -          -         (290,000)

                                            _______    _______       _______
Net cash flows from financing activities     50,200    208,000       972,635
                                            _______    _______       _______
Net increase in cash                         (4,261)     3,467         9,017

Cash, beginning of period                    13,278     20,330          -
                                            _______    _______       _______
Cash, end of period                        $  9,017   $ 23,797     $   9,017
                                            =======    =======       =======






See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                        Six Months Ended to          to
                                               September 30,      September 30,
                                            2003          2002        2003
Cash paid during the period for:
Interest                                   $ -          $ -          $ 18,889
Income taxes                               $ -          $ -          $   -

Non-cash financing activities:
Issuance of notes payable in exchange for
 accounts payable                          $40,000      $ -          $317,836
Issuance of common stock in exchange
 for ClearVideo license                    $14,800      $ -          $117,775
Issuance of common stock for service       $   500      $9,000       $ 88,921
Issuance of common stock for equipment        -           -               500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                     $  -         $ -          $243,166
Issuance of note payable in exchange
 for ClearVideo license                    $  -         $ -          $250,000
Issuance of stock options for services     $27,430      $ -          $ 27,430






















See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2003 included in the Company Form 10-KSB.

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

Products and Services

DVD Plus

On August 18, 2003 the Company announced their new DVD Plus product. DVD Plus is a dual sided, hybrid optical disc media that uniquely combines two distinct content storage formats for distribution on a single disc, a DVD (digital versatile disc) on one side and a CD (compact disc) on the other. DVD Plus allows content publishers to integrate their visual and audio assets into a single distribution.

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




                               <page 8>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES - continued

EnXCase

On October 10, 2003 The Company filed for a patent on EnXCase. EnXCase combines two distinct features for the DVD and CD market. The outer styling of the case has the unique feature of a rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXCase.

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

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets as of September 30, 2003 and March 31, 2003 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

2. Marketable Securities

The Company owns 111,924 shares of Fonar Corporation as of September 30, 2003 and March 31, 2003. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at September 30, 2003 and March 31, 2003 with a market value of $172,455 and $98,493 or $1.54 and $.88 per share. Net unrealized gain(loss) on marketable securities in the amounts of $7,965 and $(65,997) have been recorded in stockholders equity (deficit) at September 30, 2003 and March 31, 2003.


                                <page 10>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

3.   Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify
ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002, the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired the license agreement for ClearVideo from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.
The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. In May 2003, the Company issued an additional 74,000 shares of restricted common stock valued at $14,800 to Iterated in compliance with an anti-dilution agreement. Amortization expense for the six months ended September 30, 2003 and the year ended March 31, 2003 was $18,648 and $37,419 and accumulated amortization was $109,692 and $91,044.

4.   Income Taxes

At September 30, 2003 and March 31, 2003, the Company had net deferred tax assets of approximately $521,000 and $420,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2003 and March 31, 2003. At September 30, 2003 the Company has net operating loss carryforwards totaling approximately $1,515,890 which will begin to expire in the year 2015.



















                                <page 11>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

5. Accounts and Notes Payable

Accounts payable-others consist of advances made to the Company from certain shareholders for working capital purposes. This amount was $181,849 and $36,149 at September 30, 2003 and March 31, 2003.

  Notes payable consist of the following: September 30  March 31
                                                2003      2003
     8% convertible note payable to            ------    ------
      Ryan Corley, President of the
      Company, due November 15, 2003,
      Convertible into a maximum of
      1,100,000 common shares                  110,000   110,000

     6% convertible notes payable to
      Ryan Corley, President of the
      Company, due on demand,
      convertible into a maximum of
      1,530,000 common shares                  378,000   338,000

     6% convertible notes payable to
      a stockholder, due on demand,
      convertible into a maximum of
      369,025 common shares                     60,554    60,554
                                             --------- ---------
     Total maturities - all current          $ 548,554 $ 508,554
                                             ========= =========

6. Common Stock Transactions

The Company issued 1,000 shares of restricted common stock in exchange for services in September 2003.

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

The Company currently offers two products. The Company has commenced marketing ClearVideo during May 2002 and DVD Plus in July 2003. The Company plans to make DSTag and EnXCase available in the Companys fourth quarter.

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

Results of Operations - Period from Inception (March 30, 1999) through September 30, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the six months ended September 30, 2003 and 2002, the Company incurred net losses of $269,311 and $184,917, or $(0.011) and $(0.010) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

Through November 06, 2003, the Company has issued 23,730,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo, and the patent pending for Disc Security Tag and EnXCase. The Company has $9,017 in cash as of September 30, 2003.


                                <page 13>
Through November 06, 2003, the Company has received funds of $701,099 net of issuance cost of $27,018 from the sale of capital stock to officers, directors and others and $488,000 from Ryan Corley and $60,554 from a stockholder upon the execution of demand notes. Shareholders have also advanced the Company $181,849 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

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

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 99.1     Certification of financial statements
                 Chief Executive Officer & Chief Financial Officer
(b) Reports on Form 8-K
    (1) On August 16, 2003, the Company issued a press release announcing its selection of OneDisc Technologies as its exclusive marketing and sales company.

    (2) On September 22, 2003 the Company announced a press release by its marketing associate OneDisc Technologies and customer Orlando Jones.

(3)	On September 30, 2003 the Company announced an order from Rounder
Records, a Universal Music Video distribution label.

(4)	On October 15, 2003 the Company announced the issuance of a patent pending on their EnXCase.

                                <page 15>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: November 06, 2003
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 16>

Exhibit 99.1
           Certification of Principal Executive and Financial Officer

I, Ryan Corley the Chief Executive Officer and Chief Financial Officer of Enxnet, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Enxnet, Inc. for the period ending September 30, 2003;

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

Date: November 06, 2003

                                                 /s/ Ryan Corley
                                                 ---------------------
                                                     Ryan Corley
                                                     Chief Executive Officer
                                                     and Chief Financial Officer


EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Enxnet, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 (the "Report"), I, Ryan Corley as Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                            November 06, 2003


                        A signed original of this written
                   statement required by Section 906 has been
                  provided to Enxnet, Inc. and will be retained by
                    Enxnet, Inc. and furnished to the Securities
                      and Exchange Commission upon request.


                                <page 18>