Form 10QSB
period 2003-12-31
ENXNET INC
filed 2004-02-13
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549



FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2003



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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801


As of February 08, 2004, there were 23,824,200 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================



INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
December 31, 2003 and March 31, 2003                                3

Statements of Loss
For the nine months ended December 31, 2003 and 2002,
and from inception (March 30, 1999) to December 31, 2003            4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the nine months ended December 31, 2003 and 2002;
and from inception (March 30, 1999) to December 31, 2003           6-7

Summary of Accounting Policies                                     8-9

Notes to Financial Statements                                     10-13

Item 2. Managements Discussion and Analysis or Plan of Operation  13-14

Item 3. Controls and Procedures                                     15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           16

Item 2. Changes in Securities                                       16

Item 3. Defaults Upon Senior Securities                             16

Item 4. Submission of Matters to a Vote to Security Holders         16

Item 5. Other Information                                           16

Item 6. Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                          16

Exhibit 99.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                        17-18

Exhibit 99.2     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the

                   Sarbanes-Oxley Act of 2002                       18





EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                     December 31,  March 31,
                                                          2003       2003
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                    $  5,286   $ 13,278
Accounts receivable                                          605       -
Other receivable                                            -         1,672
Prepaid expense                                           18,875        400
                                                        ________   ________
Total current assets                                      24,766     15,350
                                                        ________   ________

Equipment, net                                            10,697     18,864
                                                        ________   ________
Other assets:
Deposits and deferred charges                             11,829      2,350
Licenses, net (Note 3)                                   248,758    261,931
Marketable securities (Note 2)                           128,712     98,493
                                                        ________    _______
Total other assets                                       389,299    362,774
                                                        ________    _______
Total assets                                            $424,762   $396,988
                                                        ========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                   $ 74,540    $38,900
Accounts payable-other (Note 5)                          237,031     36,149
Notes payable, current (Note 5)                          548,554    508,554
                                                        ________   ________
Total current liabilities                                860,125    583,603
                                                        ________   ________

Commitments and contingencies (Notes 1, and 5)              -          -
                                                        ________   ________
Stockholders equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
23,824,200 and 23,595,200 issued and
outstanding December 31, 2003 and
March 31, 2003                                             1,191      1,180
Additional paid-in capital                             1,232,853  1,124,781
Deficit accumulated during the
development stage                                     (1,633,630)(1,246,579)
Net unrealized gain (loss)
 on marketable securities (Note 2)                       (35,777)  ( 65,997)
                                                        ________   ________
Total stockholders equity (deficit)                     (435,363)  (186,615)
                                                        ________   ________
Total liabilities and stockholders  equity (deficit)   $ 424,762  $ 396,988
                                                        ========   ========

See accompanying summary of accounting policies and
notes to financial statements.  <page 3>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)
                                                                   Date from
                                                                   Inception
                                  Three               Nine     (March 30, 1999)
                                Months Ended       Months Ended        to
                                December 31,       December 31,   December 31,
                               2003     2002       2003      2002        2003

Revenues                   $  19,765 $    -    $  26,618  $  1,283 $    31,011
Cost of revenues              15,704      -       20,988      -         20,988
                             _______   _______   _______   _______   _________

Gross profit                   4,061      -        5,630     1,283      10,023
                             _______   _______   _______   _______   _________
Operating expenses:
Consulting fees               25,310     9,300    61,194    15,200     189,498
Depreciation & amortization   12,046    13,353    36,139    39,812     160,688
Bad debts                      5,988      -        5,988      -          5,988
Royalties                        800      -       25,800      -         25,800
Payroll                       39,047    13,039   132,217   103,032     731,508
Professional services          6,132     2,275    21,340    10,363     114,515
Occupancy expense             13,737    11,883    39,943    38,140     158,297
Office expense                 4,815     2,846    17,794    16,181      73,485
Travel expense                 3,367     3,767    24,384    11,611      76,216
Other expense                  1,717       501     2,331     4,242      27,233
                             _______   _______   _______   _______   _________
Total operating expenses     112,959    56,964   367,130   238,581   1,563,228
                             _______   _______   _______   _______   _________
Operating loss              (108,898) ( 56,964) (361,500) (237,298  (1,553,205)

Other income (expense):
Gain (loss) on sale of
 marketable securities          -         -         -          148     (16,814)
Interest income                    8        40        16        97         134
Interest expense            (  8,850) (  6,732) ( 25,567) ( 11,520)    (63,745)
                             _______   _______   _______   _______    _________
Net loss                    (117,740) ( 63,656) (387,051) (248,573) (1,633,630)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities       (43,742)    7,835    30,220    20,889     (35,777)
                             _______   _______   _______  ________   _________
Comprehensive loss          (161,482)$( 55,821)$(356,831)$(227,684)$(1,507,925)
                             =======   =======   =======  ========   =========
Net loss per share
  basic and diluted         $ (.005)$   (.003)$   (.016)$   (.011) $    (.085)
                             =======   =======   =======  ========   =========
Weighted average number
  of shares
  basic and diluted      23,749,946 23,477,655 23,749,946 23,477,655 19,246,373
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


                                                 Deficit    Change in
                                        Add-   Accumulated  Unrealized
                                       itional During the   Gain on
                       Common Stock    Paid-in  Development Marketable
                      Shares   Amount  Capital    Stage     Secrities  Total
Balance:
 March 31, 2003     23,595,200 $1,180 $1,124,781$(1,246,579)$(65,997)$(186,615)

Common stock
  issued for:
    Services            95,000      4     21,796       -        -       21,800
    License             74,000      4     14,796       -        -       14,800
    Exercise of options 60,000      3     10,197       -        -       10,200
Net loss                  -      -          -      (387,051)    -     (387,051)
Options issued            -      -        61,283       -        -       61,283
Net unrealized gain
  (loss) on marketable
  securities              -      -          -          -      30,220    30,220
                    __________  _____  _________  _________   ______   _______
Balance:
 December 31, 2003  23,824,200 $1,191 $1,232,853$(1,633,630)$(35,777)$(435,363)
                    ==========  =====  =========  =========   ======   =======




























See accompanying summary of accounting policies and
notes to financial statements.  <page 5>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                             Nine Months Ended          to
                                               December 31,      December 31,
                                            2003          2002        2003
Cash flows from operating activities:
Net loss                                  $(387,051) $(248,573)  $(1,633,630)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                36,139     39,812       160,688
(Gain) Loss on sale of
 marketable securities                         -        (  148)       16,814
Stock issued for equipment                     -          -              500
Stock issued for services                    20,600     15,000       109,021
Options issued for services                  34,541       -           34,541
Changes in operating assets and liabilities:
Accounts receivable                           1,067     (1,198)         (605)
Prepaid expense                              (   10)     1,295        (  410)
Accounts payable and accrued expense        236,522     32,290       311,571
                                            _______    _______     _______
Net cash flows from operating activities    (58,192)  (161,522)   (1,001,512)
                                            _______    _______       _______
Investing activities:
Purchase of fixed assets                       -       ( 6,411)      (52,369)
Other assets                                   -          -          ( 2,350)
Proceeds from sale of
 marketable securities                         -        50,120        88,880
                                            _______     _______       ______
Net cash flows from
 investing activities                          -        43,709        34,161
                                            _______     _______       ______
Financing activities:
Proceeds from note payable                   40,000    120,718       588,554
Proceeds from sale of common stock           10,200       -          674,081
Repayment of note payable                      -          -         (290,000)

                                            _______    _______       _______
Net cash flows from financing activities     50,200    120,718       972,635
                                            _______    _______       _______
Net increase in cash                         (7,992)     2,905         5,286

Cash, beginning of period                    13,278     20,330          -
                                            _______    _______       _______
Cash, end of period                        $  5,286   $ 23,235     $   5,286
                                            =======    =======       =======






See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:

                                                                   Date from
                                                                   Inception
                                                                (March 30,1999)
                                        Nine Months Ended to          to
                                               December 31,      December 31,
                                            2003          2002        2003
Cash paid during the period for:
Interest                                   $  -         $   -        $ 18,889
Income taxes                               $  -         $   -        $   -

Non-cash financing activities:
Issuance of notes payable in exchange for
 accounts payable                          $40,000      $217,282     $317,836
Issuance of common stock in exchange
 for ClearVideo license                    $14,800      $   -        $117,775
Issuance of common stock for service       $20,600      $ 15,000     $109,021
Issuance of common stock for equipment        -             -             500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                     $  -         $   -        $243,166
Issuance of note payable in exchange
 for ClearVideo license                    $  -         $   -        $250,000
Issuance of stock options for services     $34,539      $   -        $ 34,539






















See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ended March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2003 included in the Company Form 10-KSB.

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

Products and Services

DVDPlus

On August 18, 2003 the Company announced their new DVDPlus product. DVDPlus is a dual sided, hybrid optical disc media that uniquely combines two distinct content storage formats for distribution on a single disc, a DVD (digital versatile disc) on one side and a CD (compact disc) on the other. DVDPlus allows content publishers to integrate their visual and audio assets into a single distribution.

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

EnXDeck Player

On December 3, 2003 the Company announced the arrival of their EnXDeck Player which includes the ability to play ClearVideo encoded content. The EnXDeck is a stand-alone DVD/CD player that incorporates the latest in audio and video PC based technology. The system has been developed to utilize EnXnet's proprietary video compression software, ClearVideo. The EnXDeck not only has the same functionality as the Phillips CDI (compact disc interactive) units, but has the added value of a powerful PC, Video card, hard drive, internet capability and expandable I/O ports.

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









                               <page 9>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets as of December 31, 2003 and March 31, 2003 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Management of the Company has undertaken certain actions to address these conditions. To this end, management is currently in negotiations with additional potential customers and with marketing representatives to establish product channels. Funds required to carry out management's plans are expected to be derived from future stock sales, proceeds of marketable securities or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

2. Marketable Securities

The Company owns 111,924 shares of Fonar Corporation as of December 31,
2003 and March 31, 2003. Fonar is traded on the NASDAQ National Market system under the symbol FONR. The Fonar stock is "available for sale" at December 31, 2003 and March 31, 2003 with a market value of $128,712 and $98,493 or $1.15 and $.88 per share. Net unrealized gain(loss) on marketable securities in the amounts of $(35,777) and $(65,997) have been recorded in stockholders equity (deficit) at December 31, 2003 and March 31, 2003. On December 20, 2003 Ryan Corley, President advanced $11,646.38 to the Company that will be paid with 10,250 shares of Fonar Corporation stock at anytime by the Company or on demand by Ryan Corley.

3.   Licenses

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify
ClearVideo Source Code and to create and manufacture products and services. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. On January 2, 2002, the Company entered into an agreement with Ryan Corley the President and majority stockholder of the Company whereby the Company acquired the license agreement for ClearVideo from Corley. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.
The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. In May 2003, the Company issued an additional 74,000 shares of restricted common stock valued at $14,800 to Iterated in compliance with an anti-dilution agreement. Amortization expense for the nine months ended December 31, 2003 and the year ended March 31, 2003 was $27,973 and $37,419 and accumulated amortization was $119,017 and $91,044.
                                <page 11>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

4.   Income Taxes

At December 31, 2003 and March 31, 2003, the Company had net deferred tax assets of approximately $555,000 and $420,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003 and March 31, 2003. At December 31, 2003 the Company has net operating loss carryforwards totaling approximately $1,633,630 which will begin to expire in the year 2015.

5. Accounts and Notes Payable

Accounts payable-others consist of advances made to the Company from certain shareholders for working capital purposes. This amount was $237,031 and $36,149 at December 31, 2003 and March 31, 2003.

  Notes payable consist of the following: December 31  March 31
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
                                             ========= =========

6. Common Stock Transactions

The Company issued 94,000 shares of restricted common stock in exchange for services in the quarter ended December 31, 2003.








                                <page 12>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS - continued

7. Anti-Dilution Clause

The agreement with Iterated Systems, Inc. "Iterated", contains an anti-dilution clause whereby the percentage of ownership of the Company's common stock by Iterated shall be no less than 1.25% of the total outstanding shares of the Company's common stock at any given time. This provision terminates if Iterated sells or disposes of the shares that it received under this agreement. In May 2003 the Company issued 74,000 shares of restricted common stock valued at $14,800 to be in compliance with this provision. Iterated has sold the shares received under this agreement and the Company is no longer subject to the anti-dilution clause.

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

The Company currently offers two products. The Company had commenced marketing ClearVideo during May 2002 and DVDPlus in July 2003. The Company plans to make DSTag and EnXCase available in the Company's first quarter of next year.

The Company currently can satisfy its current cash requirements for approximately 90-180 days and has a plan in place to raise additional working capital by the sale of the marketable securities, sales of shares of the Company common stock to select perspective individuals or borrowings from outside parties. This plan should provide the additional necessary funds required to enable the Company to continue marketing its products and enhancing the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

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





                                <page 13>
Results of Operations - Period from Inception (March 30, 1999) through December 31, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the nine months ended December 31, 2003 and 2002, the Company incurred net losses of $387,051 and $248,573, or $(0.016) and $(0.011) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

Through February 09, 2003, the Company has issued 23,824,200 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo, and the patent pending for Disc Security Tag and EnXCase. The Company has $5,286 in cash as of December 31, 2003.

Through February 09, 2003, the Company has received funds of $701,099 net of issuance cost of $27,018 from the sale of capital stock to officers, directors and others and $488,000 from Ryan Corley and $60,554 from a stockholder upon the execution of demand notes. Shareholders have also advanced the Company $237,031 for working capital purposes. Because the Company is in its initial stages of development and has not commenced operations or generated significant revenues, the Company intends to finance its operations by entering into licensing agreements with potential customers, by the sale of additional shares of its common stock and the sale of its marketable securities. Other than the foregoing, there are no additional sources for cash for operating, investing and financing activities.

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











                                <page 15>
PART II OTHER INFORMATION

Item 1. Legal Proceedings
We are not a party to any material legal proceedings.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of matters to a vote to security Holders
Not applicable

Item 5. Other Information
Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 99.1     Certification of financial statements
                 Chief Executive Officer and Chief Financial Officer
(b) Reports on Form 8-K
(1) On November 12, 2003 the Company and its marketing associate OneDisc Technologies announced the first delivery to a customer of its DVDPlus disc.

(2) On December 3, 2003 the Company announced the availability of its EnXDeck Player that includes the ClearVideo decoder.

(3)	On December 9, 2003 the Company announced an addition to their strategic alliance with Visuplay Interactive for the marketing and content development for the Company's EnXDeck.

(4)	On December 15, 2003 the Company announced the presentation of DVDPlus by
Phil Carson at the Surround Sound Convention held in December.


SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: February 09, 2003
/s/ Ryan Corley
    Ryan Corley - President






                                <page 16>

Exhibit 99.1
           Certification of Principal Executive and Financial Officer

I, Ryan Corley the Chief Executive Officer and Chief Financial Officer of Enxnet, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Enxnet, Inc. for the period ending December 31, 2003;

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

Date: February 09, 2003

                                                 /s/ Ryan Corley
                                                 ---------------------
                                                     Ryan Corley
                                                     Chief Executive Officer
                                                     and Chief Financial
Officer


EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                           18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Enxnet, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2003 (the "Report"), I, Ryan Corley as Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                            February 09, 2003


                        A signed original of this written
                   statement required by Section 906 has been
                  provided to Enxnet, Inc. and will be retained by
                    Enxnet, Inc. and furnished to the Securities
                      and Exchange Commission upon request.

                                <page 18>