Form 10KSB
period 2004-03-31
ENXNET INC
filed 2004-06-28
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2)Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $31,627

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price for the Company's Common Stock at May 21, 2004 of $.55 per share, the market value of shares held by non-affiliates would be approximately $4,741,963.

As of May 21, 2004 the Registrant had 24,378,710 shares of Common
Stock issued and outstanding.

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



Products and Services

DVDPlus

     The Company entered into a license on June 2, 2003 with DVDPlus International, Inc. to manufacture and market DVDPlus in the United States, Canada, and Mexico. DVDPlus is a dual sided, hybrid optical disc media that uniquely combines two distinct content storage formats for distribution on a single disc, a DVD (digital versatile disc) on one side and a CD (compact disc) on the other. DVDPlus allows content publishers to integrate their visual and audio assets into a single distribution. Utilizing the latest in manufacturing technology, the CD and DVD layers are bonded together to provide a multi-format hybrid disc, which is compatible to all CD, CD-ROM, DVD ROM formats, and is readable and capable of playback in conventional CD and DVD players and personal computers alike.

     DVDPlus allows content publishers to integrate their visual and Audio assets into a single distribution, such as releasing a DVD movie and its soundtrack together.

Disc Security Tag

     On May 23, 2003, the Company filed a patent for Disc Security Tag (DSTag), an invention which utilizes existing Electronic Article Surveillance (EAS) tags embedded into a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. With this product, manufacturers are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers) that are desperate to reduce or stop the enormous losses attributed to employee and retail theft. Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers.

EnXCase

     On October 10, 2003, the Company filed for a patent on EnXCase. EnXCase combines two distinct features for the DVDPlus (OneDisc) two-sided (DVD-CD)optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXCase. The Company developed this unique case primarily for use with the DVDPlus (OneDisc) two-sided disc format.

EnXDeck Player

     On December 3, 2003, the Company announced the arrival of their EnXDeck Player which includes the ability to play ClearVideo encoded content. The EnXDeck is a stand-alone DVD/CD player that incorporates the latest in audio and video PC based technology. The system has been developed to utilize EnXnet's proprietary video compression software, ClearVideo. The EnXDeck not only has the same functionality as the Phillips CDI (compact disc interactive) units, but has the added value of a PC with Internet capability, expandable I/O ports, and multiple video output configurations.

ClearVideo License

     In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. As part of this acquisition Ryan Corley acquired the rights for using the ClearVideo Source Code for video/audio streaming over the internet of TV type programming and content. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975.

     On January 2, 2002, the company entered into an agreement with Ryan Corley, the President and majority stockholder of the Company, whereby the Company acquired his license agreement for video/audio streaming over the internet of TV type programming and content using the ClearVideo Source Code. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license. The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the year ended March 31, 2004 and 2003 was $38,839 and $37,419 and accumulated amortization was $129,883 and $91,044.

ClearVideo Technology

     ClearVideo utilizes fractal digitization creating the smallest file possible while virtually duplicating the quality of the original. ClearVideo can reduce video file sizes by approximately 95-99% and virtually duplicates the quality of the original files. ClearVideo enhances how video with synchronized audio files are transmitted over both narrow and broadband lines. ClearVideo works equally well with NTSC, PAL, or SECAM (the three different TV formats used around the world) television as well as the Internet. It can be effectively used worldwide for the compression and transmission of video files for the broadcast industry.

Manufacturing

     The Company will have no manufacturing needs for DVDPlus, Disc Security Tag (DSTag), EnXCase, EnXDeck or ClearVideo as its primary product offering is licensing of the technologies and the outsourcing of any manufacturing needs.

Distribution

     The Company has not distributed any of the products created with the use of the Company's technology. The licensees of the Company's product offerings will be responsible for the distribution. The Company plans to match manufacturers with its licensees to facilitate sale efforts.

Marketing

     The Company markets DVDPlus, Disc Security Tag (DSTag), EnXCase, EnXDeck and ClearVideo by licensing the technology to individual manufacturers. Manufacturers will promote this product offering to distributors, production companies, and the content creation firms in order to increase their sales.

	The Company established a new division, EnXMedia, to market and distribute media products including DVDPlus (OneDisc), DVDs, CDs, SACDs, VCR and Cassette tapes along with product fulfillment services.

Patents

     Iterated Systems, Inc., the developer and licensor of ClearVideo software has twenty-four U.S. Patents and fourteen various international patents covering the methods, apparatus and processes used in compressing digital data, fractal encoding of data streams, fractal transformation of data, fractal compression of data, protecting the technology. The Company believes that these patents afford protection under existing patent laws against infringement for a period of time ranging from three years to thirteen years. There is no assurance, however, that third parties will not infringe on the ClearVideo patents.

	The Company has filed for a patent covering Disc Security Tag (DSTag). The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the Disc Security Tag (DSTag) patents.

      The Company has filed for a patent covering EnXCase. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the EnXCase patents.

Competition

     There are numerous companies offering various types of services and products similar to the Company's, some of which have more financial and technical resources than the Company and there can be no assurance that in the future, the Company will be able to compete successfully with our competitors.

     There are numerous companies offering various types of security tag technologies and services. The Company can offer no assurance that in the future, the Company will be able to compete successfully with other companies providing similar technology and services, however the Company knows of no patented technology which embeds the tag within the disc media such as Disc Security Tag (DSTag).

Governmental Regulation

     The Company is not aware of any governmental regulations which effect the manufacture, licensing, development or sale of any of its products other than those imposed applicable to technical data included in Export/Import Regulations imposed by the United States government and those controlling regulations and regulations of countries into which any products may be imported.




Company's Office

     The Company's offices and technology center are located at 1723 S Boston Avenue, Tulsa, Oklahoma 74119 and its telephone number is (918) 592-0015.

Employees

     The Company has six full-time employees and four consultants.

Risk Factors

1.	No Operating History and limited Revenues and is a Development
Stage Operation. The Company was recently formed and is subject to all the risks inherent in the creation of a new business. The Company has no record of profitable operations and there is nothing at this time upon which to base an assumption that the Company's plans will ultimately prove successful. The Company's Independent Certified Public
Accountant's report on the Company's March 31, 2004 and 2003, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's loss from operations and lack of significant revenue.

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

     8. Need for Additional Key Personnel. At the present time, the Company employs six full-time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

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

     10. Issuance of Additional Shares. As of May 21, 2004, approximately 175,621,290 shares of Common Stock or 87.81% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

     14. Limited Public Market for Securities. At present, the Company's stock is traded on the NASD OTC Bulletin Board market. The stock has traded sporadically for the last thirty months. There is no assurance that a trading market will continue to develop in the future, or that it will be sustained. A shareholder of the Company's securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

     15. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

     16. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from purchasing the Company's securities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2004.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "EXNT."

HOLDERS

    As of May 21, 2004 there were approximately 100 stockholders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    On May 17, 2004 the Company issued 150,000 shares of restricted common stock and received $50,000 proceeds in the private placement of Company stock. The Company in May 2004 issued 13,175 shares of common stock in exchange for $6,588 in the exercise of options issued under the Employee Stock Options.

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

     The Company currently can satisfy its current cash requirements for approximately 90-150 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to continue marketing its products and enhancing the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities.

     The Company currently has six full-time employees on the payroll. It is anticipated that the Company will need to hire an additional three to six full-time employees in order to expand the marketing of the products.

Results of Operations - Period from Inception (March 30, 1999) through March 31, 2004.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the years ended March 31, 2004 and 2003, the Company incurred net losses of $542,971 and $352,851, or $(0.023) and $(0.015) per share, which is primarily the result of payment of payroll expenses, consulting fees, travel and office expenses.

Liquidity and Capital Resources.

      From inception through May 21, 2004, the Company has issued 24,378,710 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for Disc Security Tag and EnXCase. The Company has $5,206 in cash as of March 31, 2004. In April and May 2004, the Company received proceeds from a private placement of common stock of $50,000. The Company also received $72,264 from related parties in the form of notes payable. The subscriptions receivables in the amount of $19,665 were received in April 2004.

     The Company has been in the development stage since its inception. The Company has had no recurring source of revenue and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2004 and 2003 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the "Evaluation"), under the supervision and with the participation of our President and Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

We have also evaluated our internal controls for financing reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing as exhibits 31.1 and 31.2 to this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are as follows:

Name                Age       Position

Ryan Corley         60        President, CEO, and
                              a member of the Board of Directors

Stephen Hoelscher   45        CFO and Treasurer

Louis Aloisio       69        Secretary and member of the
                              Board of Directors

W. H. Walker Jr.    51        Member of the Board of Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Ryan Corley - President, CEO, and a member of the Board of Directors.

     Mr. Corley has served as president and a member of the Board of Directors of the Company since February 5, 2000. In April 2004 Mr. Corley became a co-founder and co-managing member of Castaway Record Company, LLC and OneDisc Distribution Co., LLC. Mr. Corley became a
Director of Sure Trace Security Corporation (formerly Cormax Solutions
Inc) on 12-30-2002 and resigned that position on February 10, 2004.
Mr. Corley was the founder of Tsunami Media Corporation (formerly
Gatsby's Coffee Company) and served as Chairman of the Board of Directors, Chief Executive Officer and Secretary/Treasurer since its inception September 10, 1998, until his resignation on February 22, 2000. Mr. Corley served as a consultant to several startup companies and small public companies during the period of July 1995 through November
1998. Mr. Corley was Chairman of the Board of Directors and President of Charge, Inc., and Charge Entertainment Corporation, its wholly owned subsidiary, from October 1986 through October 1995. Mr. Corley also was a founder in 1986, a member of the Board of Directors until his resignation on October 30, 1995, having served as Chairman of the Board of Directors from 1987 until January 23, 1995, President and Chief Executive Officer until his resignation from these positions on May 30, 1995, of U.S. Technologies Inc., a NASDAQ listed public corporation. Mr. Corley received a Bachelor of Science in Business Administration and a Masters in Business Administration from the University of Tulsa.



Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since
May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 22 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher has been the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas from 2000 to 2004. Mr. Hoelscher will continue his work with Mastodon but does not anticipate it will interfere with his work for the Company.
Mr. Hoelscher was also the Controller for Aperian, Inc. an Austin, Texas based publicly traded company from 1997 to 2000. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown,
 Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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



ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation.

    SUMMARY COMPENSATION TABLE. The following table summarizes the compensation earned during the fiscal year by our chief executive officer who served during the fiscal years ended March 31, 2004 and
2003.
                           SUMMARY COMPENSATION TABLE (1)
Name                                        OTHER
Position     YEAR    SALARY    BONUS    COMPENSATION
Ryan Corley  2004   $30,000     -0-          -0-
CEO          2003    13,625     -0-          -0-

(1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Option Grants.

    The following table sets forth certain information concerning stock options granted to the named officers and directors during the years ended March 31, 2004 and 2003.

                           INDIVIDUAL GRANTS
              Number of
              Securities Percent of Total
              Underlying Options Granted  Exercise or
               Options   to Employees in  Base Price
              Granted(#)   Fiscal Year     ($/share)  Expiration Date
Name
Ryan Corley    100,000        14.39%          .66        07/02/2011
Ryan Corley    400,000        57.55           .50        09/21/2006
Louis Aloisio   45,000         6.47           .60        07/02/2011
W.H. Walker Jr. 45,000         6.47           .60        07/02/2011

     No stock options have been exercised by any of the officers or directors in fiscal 2004 and 2003.

Long-Term Incentive Plan Awards.

    The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation of Directors.

    The Board has implemented a plan to award options. Mr. Aloisio
And Mr. Walker were awarded 45,000 options each under the plan. There are no contractual arrangements with any member of the Board of Directors.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership as of May 21, 2004, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

                                                           Percentage
Name and            Number of                               of Shares
address of owner    Shares         Position                  Owned

Ryan Corley         13,099,600     President,               53.73%
P.O. Box 140021                    CEO, and a member of the
Austin, TX 78714                   Board of Directors

Stephen Hoelscher       20,090     Chief Financial Officer   0.08%
900 Indian Springs Rd              and Treasurer
Georgetown, TX 78628

W. H. Walker, Jr.       55,100     Member of the Board       0.23%
3420 East 61st Place               of Directors
Tulsa, OK 74136

Louis Aloisio           25,100     Secretary and             0.10%
6048 S Yale Ave                    Member of the
Tulsa, OK 74135                    Board of Directors

All officers and    13,199,890                              54.15%
directors as a
group (4 persons)

Guy Reidel           2,399,750                               9.84%
3529 Old Conejo Rd, Ste 101
Newbury Park, CA 91320

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

     On January 05, 2004, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional
$40,890. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 163,560 shares of restricted Rule 144 Common Stock on demand.

     On February 18, 2004, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional
$38,325. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 153,300 shares of restricted Rule 144 Common Stock on demand.

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
             ClearVideo - Addendum.            Incorporated by
                                               reference to
                                               exhibit 10.3 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

31.1  Certification of Chief Operating Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002








ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our board of directors appointed Sprouse & Anderson, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2004 and Brown, Graham & Co., P.C. to audit our financial statements for the year ended March 31, 2003. The aggregate fees billed by Sprouse & Anderson, L.L.P. and by Brown, Graham & Co., P.C. for professional services rendered for the audits of our annual financial statements included in this Annual Report on Form 10-KSB for the fiscal years ended March 31, 2004 and March 31, 2003 was $6,000 and $3,500, respectively.

Audit Related Fees

For the fiscal years ended March 31, 2004 and March 31, 2003, the aggregate fees billed for assurance and related services by Brown, Graham & Co., P.C. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $3,000 and $3,000 respectively.

Tax Related Fees

For the Company's fiscal year ended March 31, 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2004 and 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

            SIGNATURE              TITLE                           DATE
            ---------              -----                           ----
/s/ Ryan Corley           President,                      June 22, 2004
- --------------------    CEO, and a member of the
    Ryan Corley           Board of Directors

/s/ Stephen Hoelscher     Chief Financial Officer         June 22, 2004
  -------------------     and Treasurer
    Stephen Hoelscher

/s/ Louis Aloisio         Secretary and a member          June 22, 2004
- --------------------    of the Board of Directors
    Louis Aloisio

/s/ W. H. Walker, Jr.     Member of the                   June 22, 2004
- --------------------    Board of Directors
    W. H. Walker, Jr.




EXHIBIT 31.1: CERTIFICATION OF CHIEF OPERATING OFFICER


I, Ryan Corley, certify that:

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


Date:  June 22, 2004               /s/ Ryan Corley
                                   -----------------------
                                   Ryan Corley
                                   Chief Executive Officer


EXHIBIT 31.2: CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Stephen Hoelscher, certify that:

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

Date:  June 22, 2004               /s/ Stephen Hoelscher
                                   -----------------------
                                   Stephen Hoelscher
                                   Chief Financial Officer


EXHIBIT 32.1: CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of ENXNET Inc.'s (the "Company") Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 with the Securities and Exchange Commission (the "Report"), I, Ryan Corley, the Chief Executive Officer and I, Stephen Hoelscher, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1)      The Report fully complies with the requirements of
              Section 13(a) or 15(d) of the Securities Exchange Act
              of 1934; and
(2)	The information contained in the Report fairly
         presents, in all material respects, the financial condition and results of operations of the Company.



                                 /s/ Ryan Corley
                                ---------------------
                                     Ryan Corley
                                     Chief Executive Officer
                                     June 22, 2004

                                 /s/ Stephen Hoelscher
                                ---------------------
                                     Stephen Hoelscher
                                     Chief Financial Officer
                                     June 22, 2004





Sprouse & Anderson, L.L.P.
Certified Public Accountants


Board of Directors and Stockholders
EnXnet, Inc.


INDEPENDENT AUDITORS REPORT


We have audited the accompanying balance sheet of EnXnet, Inc. (a development stage company)(the Company), as of March 31, 2004, and the related statement of loss, change in stockholders' equity and cash flow for the year then ended. We have also audited the statement of loss, changes in stockholders' equity and cash flows from the inception (March 30, 1999) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversite Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2004, and the results of its operations and its cash flows for the year then ended, and the period from inception (March 30, 1999) through March 31, 2004, in conformity with accounting principles generally accepted in the united states of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no recurring source of revenue and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ Sprouse & Anderson L.L.P.


Austin, Texas
June 16, 2004


                                F-1

Brown, Graham and Company, P.C.
Certified Public Accountants


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
EnXnet, Inc.

We have audited the accompanying balance sheets of EnXnet, Inc. (a development stage company)(the Company), as of March 31, 2003, and the related statement of loss, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ Brown, Graham and Company P.C.


Georgetown, Texas
June 2, 2003






                                F-2
EnXnet, Inc
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS                                                 March 31,
                                                    2004       2003
Current assets:
Cash                                              $  5,206     13,278
Accounts receivable (net allowance for
doubtful accounts of 0, and 0, respectively)
                                                     3,613        -
Other receivable                                       -        1,672
Prepaid expense                                     97,892        400
                                                  ________   ________
Total current assets                               106,711     15,350
                                                  ________   ________

Equipment, net (Note 1)                              7,975     18,864
                                                  ________   ________
Other assets:
Deposits and deferred charges                        2,350      2,350
Licenses, net (Note 4)                             237,892    261,931
Marketable securities (Note 3)                     148,859     98,493
                                                  ________    _______
Total other assets                                 389,101    362,774
                                                  ________    _______
Total assets                                      $503,787   $396,988
                                                  ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses            $ 110,707   $ 38,900
Advances from officer-related party                 27,550        -
Advances from shareholder (note 7)                 201,987     36,149
Notes payable (note 6)                              60,554     60,554
Notes payable  - related party (Note 6)            527,215    448,000
                                                  ________   ________
Total current liabilities                          928,013    583,603
                                                  ________   ________

Stockholders' equity: (Notes 9 ,10, 11 and 12)
Common stock, $.00005 par value;
  200,000,000 shares authorized;
  24,326,800 and 23,595,200 issued and outstanding
  March 31, 2004 and March 31, 2003, respectively    1,216      1,180
Additional paid-in capital                       1,399,404  1,124,781
Common stock subscribed                            (19,665)       -
Deficit accumulated during the development stage(1,789,550)(1,246,579)
Other comprehensive income (Note 3)                (15,631)   (65,997)
                                                  ________   ________
Total stockholders' equity                        (424,226)  (186,615)
                                                  ________   ________
Total liabilities and stockholders' equity       $ 503,787  $ 396,988
                                                  ========   ========
The accompanying notes are an integral part of these financial statements.
                                F-3
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS

                                                            Date from
                                                            Inception
                                                        (March 30,1999)
                                    For the Years Ended         to
                                         March 31,           March 31,
                                       2004      2003          2004

Revenues                          $   31,627   $  1,831   $    36,021
Cost of revenues                      26,716        -          26,716
                                     _______    _______     _________
Gross Profit                           4,911      1,831         9,305
Operating expenses:
Consulting fees                      132,613     26,094       260,917
Depreciation & amortization           49,728     52,970       174,277
Bad debts                              5,988        -           5,988
Royalties                             25,800        -          25,800
Payroll                              167,553    142,018       766,844
Professional services                 25,029     22,256       118,204
Occupancy expense                     52,063     50,690       170,417
Office expense                        20,863     22,716        76,554
Travel expense                        30,379     13,463        82,211
Other expense                          2,417      5,451        27,319
                                     _______    _______     _________
Total operating expenses             512,433    335,658     1,708,531
                                     _______    _______     _________

Operating loss                      (507,522)  (333,827)   (1,699,226)

Other Income (expense):
Gain (Loss) on sale of
 marketable securities                   -          148       (16,814)
Interest income                           21        -              21
Interest expense                     (35,470)   (19,172)      (73,531)
                                     _______    _______     _________
Net loss                            (542,971)  (352,851)   (1,789,550)

Other comprehensive income:
Net unrealized gain (loss) on
 marketable securities                50,366       377      (14,877)
                                     _______    _______     _________
Comprehensive income (loss)       $ (492,605) $(352,474)  $(1,804,427)
                                     =======    =======     =========

Net loss per share-basic
  and diluted                     $    (.023) $ (0.015)     $ (0.093)
                                     ========   =======       =======
Weighted average number
of shares outstanding              23,802,869 23,505,323   19,476,627
                                   ========== ==========   ==========


The accompanying notes are an integral part of these financial statements.
                                F-4


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY      page 1 of 2
For the Years Ended March 31, 2004 and 2003 and from Inception (March 30, 1999) through March 31, 2004

                                                                       Deficit
                                                                      Accumulated
                                  Common Stock            Additional   During the      Other
                         _______________________________   Paid-in    Development  Comprehensive
                           Shares    Amount  Subscribed    Capital       Stage         Income       Total
                         __________  ______  ___________  __________  ___________  _____________  _________
Common stock issued for:
  Cash                   20,575,000  $1,029  $      -     $   33,971  $      -     $        -     $  35,000
  License Agreement         297,500      15         -          2,960         -              -         2,975
Net loss                       -          -         -           -         (10,144)          -       (10,144)
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2000  20,872,500   1,044         -         36,931      (10,144)          -        27,831

Common stock issued for:
  Cash                      851,200      42         -        385,358         -              -       385,400
  Fonar common stock,
  net
   of $27,018
  issuance fees             270,000      14         -        243,152         -              -       243,166
  Services                  151,600       8         -         54,813         -              -        54,821
  Equipment                     400       -         -            500         -              -           500
Net loss                       -          -         -           -        (365,430)          -      (365,430)
Other comprehensive income     -          -         -           -            -            97,664     97,664
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2001  22,145,700   1,108         -        720,754     (375,574)        97,664    443,952

Common stock issued for:
  Cash                      295,000      14         -        270,485         -              -       270,499
  Services                   19,500       1         -          8,999         -              -         9,000
  License                 1,000,000      50         -         99,950         -              -       100,000
Net loss                       -          -         -       		 (518,154)          -      (518,154)
Other comprehensive income     -          -         -           -            -         (163,284)  (163,284)
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2002  23,460,200  $1,173  $      -     $1,100,188  $  (893,728) $    (65,620)  $ 142,013
                         __________  ______  ___________  __________  ___________  _____________  _________


The accompanying notes are an integral part of these financial statements.
                                F-5


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY      page 2 of 2
For the Years Ended March 31, 2004 and 2003 and from Inception (March 30, 1999) through March 31, 2004


                                                                       Deficit
                                                                      Accumulated
                                  Common Stock            Additional   During the      Other
                         _______________________________   Paid-in    Development  Comprehensive
                           Shares    Amount  Subscribed     Capital       Stage       Income       Total
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2002  23,460,200  $1,173  $      -     $1,100,188  $  (893,728) $     (65,620) $ 142,013
Common stock
  issued for:
   Services                 135,000       7         -         24,593         -              -        24,600
Net loss                       -          -         -           -      (  352,851)          -      (352,851)
Other comprehensive income     -          -         -           -            -              (377)      (377)
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2003  23,595,200   1,180         -      1,124,781   (1,246,579)       (65,997)  (186,615)
Common stock
  issued for:
   Services                 497,600      24         -        153,842         -              -       153,866
   License                   74,000       4         -         14,796         -              -        14,800
   Options exercised        160,000       8      (19,665)     44,192         -              -        24,535
Options issued for services    -          -         -         61,793         -              -        61,793
Net loss                       -          -         -           -      (  542,971)          -      (542,971)
Other comprehensive income     -          -         -           -            -            50,366     50,366
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2004  24,326,800  $1,216  $   (19,665) $1,399,404  $(1,789,550) $     (15,631) $(424,226)
                         ==========  ======  ===========  ==========  ===========  =============  =========











The accompanying notes are an integral part of these financial statements.
                                F-6


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
                                                            Date from
                                                            Inception
                                                          (March 30,1999)
                                    For the Year Ended          to
                                          March 31,          March 31,
                                       2004       2003          2004
Cash flows from operating activities:
Net loss                            $(542,971) $(352,851)  $(1,789,550)
Adjustments to reconcile net loss
 to cash provided (used) by
 operating activities:
Depreciation and amortization          49,728     52,970       174,277
(Gain)Loss on sale of
 marketable securities                    -         (148)       16,814
Stock issued for equipment                -          -             500
Stock issued for services              56,217     24,600       144,638
Options issued for services            61,793        -          61,793
Changes in operating assets
 and liabilities:
Accounts and other receivable          (1,941)      (904)       (3,613)
Prepaid expenses                          157      1,762        (  235)
Accounts payable and accrued expenses  71,807      6,387       327,980
                                      ________   _______       _______
Net cash used in operating
  activities                         (305,210)  (268,184)   (1,067,396)
                                      ________   _______       _______
Investing activities:
Purchase of equipment                     -       (6,410)      (52,369)
Other assets                              -          -          (2,350)
Proceeds from sale of
 marketable securities                    -       50,120        88,880
                                      _______    _______       _______
Net cash provided (used) by
 investing activities                     -       43,710        34,161
                                      _______    _______       _______
Financing activities:
Proceeds from note payable-
  related party                       79,215     398,554       627,769
Proceeds from advances from
  officer and shareholders		  193,388        -         193,388
Proceeds from sale of common stock     24,535        -         688,416
Repayment of advances                    -      (181,132)     (181,132)
Repayment of note payable                 -          -        (290,000)
                                      _______    _______       _______
Net cash provided by financing
 activities                           297,138    217,422     1,038,441
                                      _______    _______       _______
Net increase (decrease) in cash        (8,072)   ( 7,052)        5,206
Cash, beginning of period              13,278     20,330            -
                                      _______    _______       _______
Cash, end of period                   $ 5,206   $ 13,278       $ 5,206
                                      =======    =======       =======
The accompanying notes are an integral part of these financial statements.
                                F-7
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS - continued




                                                           Date from
                                                           Inception
                                                        (March 30,1999)
                                    For the Years Ended          to
                                         March 31,           March 31,
                                      2004       2003           2004
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                              $    -      $    -      $ 18,889
Income taxes                               -           -           -
Non-cash financing activities:
Issuance of notes payable in exchange
 For accounts payable                   40,890     277,836     318,726
Issuance of note payable in exchange
 for ClearVideo license                    -           -       250,000
Issuance of common stock in exchange
 for ClearVideo license                 14,800                 132,575
Issuance of common stock for services   56,217     24,600      144,638
Issuance of common stock for future
 prepaid services                       97,649        -         97,649
Issuance of common stock for equipment     -          -            500
Issuance of common stock in exchange
 for Fonar common stock-net of
  $27,018 issuance fees                    -          -        243,166
Issuance of stock options for services  61,793        -         61,793
                                       =======     ========     =======





















The accompanying notes are an integral part of these financial statements.
                                F-8
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

1. Summary of Accounting Policies

Nature of Business

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

     The following table details the Company's equipment:
                                                       March 31,
2004	 2003
                                                   ------      ------
     Equipment                                   $ 52,369    $ 52,369
     Accumulated depreciation                     (44,395)    (33,505)
                                                  -------     -------
     Equipment, net                              $  7,975    $ 18,864
                                                  =======     =======

Depreciation expenses for the year ended March 31, 2004 and 2003 were $10,890 and $15,552, respectively.








                                F-9
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

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

Marketable Securities

	The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt And Equity Securities. The Company's securities are considered available-for-sale And are valued at fair value for financial statement purposes. Fair value is based on quoted market prices. The unrealized holding gain or loss represents the net change in the fair value of those securities and is shown in other comprehensive income.

Revenue Recognition

	The Company is a development stage company and generated insignificant revenue for the year ended March 31, 2004 and 2003. Revenue is considered earned upon the delivery of products and the collectability of the sales is reasonably assured.

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




                                F-10
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

1. Summary of Accounting Policies - continued

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of March 31, 2004 and 2003 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. Therefore, there is no compensated absences accrued liability on March 31, 2004 and 2003.

Reclassification of Prior Year Presentation

     The Company changed its presentation for advances from officer and Shareholders for the year ended March 31, 2004. Reclassifications were made among balance sheets accounts for the year ended March 31, 2003 for comparative purpose.

Research and Development Costs

     Research and development costs are charged to expense as incurred.

Stock Based Compensation

     The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires companies that continue to use APB 25 to account for its stock-based compensation plan to make proforma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied. Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of
                                F-11
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

1. Summary of Accounting Policies - continued

Stock Based Compensation - continued

Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

			The options granted in 2004 and 2003 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the financial statements.
Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based
Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                              2004            2003
                                            --------        --------
   Net loss                As reported     $(542,971)      $(352,951)
                           Proforma        $(653,319)      $(372,616)

   Basic loss per share    As reported        $(.023)         $(.015)
                           Proforma           $(.027)         $(.016)

   Diluted loss per share  As reported        $(.023)         $(.015)
                           Proforma           $(.027)         $(.016)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2004; dividend yield of 0%, expected volatility of 40%, risk free interest rates of 1.0%, and an expected life of approximately 4.83 years. The following assumptions were for grants in 2003; dividend yield of 0%, expected volatility of 30%, risk free interest rates of 1.0%, and an expected life of 6.33 years.

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





                                F-12
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

1. Summary of Accounting Policies - continued

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 has not had any impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS
No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e., that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment.
This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 does not affect the Company's financial position or results of operations.


                                F-13
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

1. Summary of Accounting Policies - continued

New Accounting Pronouncements - continued

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN
45 will not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 will not have a material effect on the Company's financial statements.

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







                               F-14
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

2.   Development Stage Operations and Going Concern - continued

    Management of the Company has undertaken certain actions to address these conditions. Management currently plans to commence production in fiscal 2004. To this end, management is currently in negotiations with potential customers and with marketing representatives to establish a product channel. Funds required to carry out management's plans are expected to be derived from future stock sales, proceeds of marketable securities or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

3. Marketable Securities

     The Company owns 111,924 shares of Fonar Corporation as of March 31, 2004 and 2003. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company's marketable consist of the following:

                                      2004
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $164,490       $148,859      $(15,631)
                             ========       ========      =========

                                      2003
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $164,490       $ 98,493      $(65,997)
                             ========       ========      =========

These securities are considered available-for-sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:
                                                        2004           2003
                                                      -------        --------
   Unrealized holding gain(loss) recognized
      as of year end  					    $ 50,366        $   377
   Holding gain (loss) recognized
	in prior years endings                          (65,997)       (66,374)
									     --------	----------
Unrealized holding gain (loss) on investment
      Available for sale                              $(15,631)     $(65,997)
									     =========    ==========

The Company sold certain available-for-sale securities during the years ended March 31, 2003 and received $ 38,760.

                            F-15
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

4.   Licenses

     In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source
Code and to create and manufacture products and services. As part of this acquisition Ryan Corley acquired the rights for using the ClearVideo Source Code for video/audio streaming over the internet of TV type programming and content. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975. In addition during 2004, the Company issued 74,000 shares valued at $14,800 under an anti-dilution clause in the license agreement.

     On January 2, 2002, the Company entered into an agreement with Ryan Corley, the President and majority stockholder of the Company, whereby the Company acquired his license agreement for video/audio streaming over the internet of TV type programming and content using the ClearVideo Source Code. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the year ended March 31, 2004 and 2003 was $38,838 and $37,419 and accumulated amortization was $129,883 and $91,044

5.   Income Taxes

     At March 31, 2004 and 2003, the Company had net deferred tax assets of approximately $600,000 and $420,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2004 and 2003. At March 31, 2004 the Company has net operating loss carryforwards totaling approximately $1,790,000 which will begin to expire in the year 2015.















                                F-16
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

6. Notes Payable

    Notes payable related party consist of the following:
                                                   March 31,
                                                2004      2003
                                              -------- ---------
     8% convertible note payable to
      Ryan Corley, President of the
      Company, due November 15, 2003,
      Convertible into a maximum of
      1,100,000 common shares                $ 110,000 $ 110,000

     6% convertible notes payable to
      Ryan Corley, President of the
      Company, due on demand,
      convertible into a maximum of
      1,766,860 common shares                  417,215   338,000
                                              -------- ---------
     Total notes payable related party 	   $ 527,215 $ 448,000
                                              ========  ========
   Notes payable consist of the following

       6% convertible notes payable to
      a stockholder, due on demand,
      convertible into a maximum of
      369,025 common shares                 $   60,554  $ 60,554
                                             ---------  ---------
   Total notes payable - all current      $   60,554  $ 60,554
                                             =========  =========

7.  Advances From Officer and Shareholder

	During the year ended March 31, 2003, a shareholder made additional unsecured advances to the Company. At March 31, 2003 advances from shareholder was $36,149.

During the year ended March 31, 2004, a shareholder made unsecured advances totaling $190,040. The advances do not accrue interest; however the note has been discounted using an imputed interest rate of 6%. The balance at March 31, 2004 is $201,987 with a discount of $24,553.

Due to officer consists of advances made by the CEO totaling $29,647 during 2004. The advances are unsecured and non-interest bearing. The note has been discounted using an imputed interest rate of 6%. The balance at March 31, 2004 is $27,550 with a discount of $2,097.






                                F-17
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

8.  Related Parties Transactions

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

     On January 05, 2004, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional
$40,890. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 163,560 shares of restricted Rule 144 Common Stock on demand.

     On February 18, 2004, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional
$38,325. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 153,300 shares of restricted Rule 144 Common Stock on demand.





                                F-18
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

9. Common Stock Transactions

     During the years ended March 31, 2004 and 2003, the Company issued 497,600 and 135,000 shares of restricted Rule 144 common stock for services in the amount of $153,866 and $24,600.

10. Anti-Dilution Clause

     The agreement with Iterated Systems, Inc. ("Iterated"), contains an anti-dilution clause whereby the percentage of ownership of the Company's common stock by Iterated shall be no less than 1.25% of the total outstanding shares of the Company's common stock at any given time. In May 2003 the company issued an additional 74,000 shares of restricted Rule 144 common stock to Iterated in compliance with the agreement. This provision terminates if Iterated sells or disposes of the shares that it received under this agreement. Iterated has sold all of its shares it received under the agreement and the Company is no longer subject to the anti-dilution clause.

11. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the year ended
March 31, 2004 and 2003, the Company granted 570,000 and 45,000 stock options to employees, consultants and members of the Board of Directors.

     During the years ended March 31, 2004 and 2003, the Company granted 530,000 and 800,000 Options to employees and consultants to purchase common stock with exercise prices of $.17 to $.90 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the years ended March 31, 2004 and 2003 in the amounts of $61,793 and $0.

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

     The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
                                      2004            2003
         Dividends yield                0%              0%
         Expected volatility           40%             30%
         Risk-free interest rate      1.0%            1.0%
         Expected life                4.83 years      6.33 years
                                F-19
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

11. Stock Options - continued

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information as of March 31, 2004 and 2003, is presented below:
                                           2004          2003
                                         ========      ========
Pro forma net loss to stockholders      $(653,319)   $(372,616)
Pro forma basic and diluted
     net loss per share                    (0.027)      (0.016)

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

    A summary of the status of the Company's stock options as of March 31, 2004 and 2003, is presented below:

                                             2004       2003
                                          =========  =========
Options outstanding at beginning of year  3,350,000  2,505,000
Options granted                           1,100,000    845,000
Options exercised                          (160,000)      -
Options canceled                           (200,000)      -
                                          ---------  ---------
Options outstanding at end of year        4,090,000  3,350,000
                                          =========  =========










                                F-20
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

11. Stock Options - continued

The following table summarizes the information about the stock options as of March 31, 2004:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price   March 31    Years   (Total shares)  March 31    shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     1.25       $.40         400,000      $.40
 .10-.50 1,110,000     5.50        .50         640,000       .50
   .50     795,000     6.66        .50         530,000       .50
 .17-.90   785,000     2.72        .33         765,000       .32
 .40-.60 1,000,000     4.05        .52         630,000       .48
-------- ---------  ---------- ------------  ----------  ---------
$.10-.90 4,090,000     4.42        .46       2,965,000      $.44
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
======== =========  ========== ============  ==========  =========

12. EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2004 and 2003, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.





                                F-21
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2004 and 2003

13. Other Comprehensive Income

       								2004         2003
       							    ---------     ---------
       Holding gain (loss) during the period	     $50,366       $   525
       Reclassification adjustment for sale of
          securities						  -             (148)
       							    --------      --------
       Net Gain  recognized in other
          comprehensive income                        $50,366       $   377
								   =========      ========

14. Subsequent Events

     In April and May 2004, the Company received proceeds from a private placement of common stock of $50,000. The Company also received $32,000 from related parties in the form of notes payable. The subscriptions receivables in the amount of $19,665 were received in April 2004.

































                                F-22