Form 10QSB
period 2004-06-30
ENXNET INC
filed 2004-08-06
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549



FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2004



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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801


As of July 16, 2004, there were 24,561,410 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================



INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
June 30, 2004 and March 31, 2004                                    3

Statements of Loss
For the three months ended June 30, 2004 and 2003,
and from inception (March 30, 1999) to June 30, 2004                4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the three months ended June 30, 2004 and 2003;
and from inception (March 30, 1999) to June 30, 2004               6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     10-19

Item 2. Managements Discussion and Analysis or Plan of Operation  20-21

Item 3. Controls and Procedures                                     21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           22

Item 2. Changes in Securities                                       22

Item 3. Defaults Upon Senior Securities                             22

Item 4. Submission of Matters to a Vote to Security Holders         22

Item 5. Other Information                                           22

Item 6. Exhibits and Reports on Form 8-K                            22

SIGNATURES                                                          23

Exhibit 31.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                          24

Exhibit 31.2     Certification of financial statements
                   Chief Financial Officer                          25

Exhibit 32.1     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                       26


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                        June 30,   March 31,
                                                          2004        2004
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                  $   41,822   $  5,206
Accounts receivable (net allowance for
doubtful accounts of 0, and 0, respectively)              19,748      3,613
Other receivable                                           3,000       -
Prepaid expense                                           53,829     97,892
                                                       _________   ________
Total current assets                                     118,399    106,711
                                                       _________   ________

Equipment, net  (Note 1)                                   7,799      7,975
                                                       _________   ________
Other assets:
Deposits and deferred charges                              2,350      2,350
Licenses, net (Note 4)                                   228,182    237,892
Marketable securities (Note 3)                           143,263    148,859
                                                       _________    _______
Total other assets                                       373,795    389,101
                                                       _________    _______
Total assets                                          $ $499,993   $503,787
                                                       =========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                 $  138,240  $ 110,707
Advances from officer-related party  (Note 7)             46,790     27,550
Advances from shareholder  (Note 7)                      256,610    201,987
Notes payable  (Note 6)                                   60,554     60,554
Notes payable-related party (Note 6)                     527,215    527,215
                                                       _________   ________
Total current liabilities                              1,029,409    928,013
                                                       _________   ________
Stockholders' equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
24,561,410 and 24,326,800 issued and
outstanding June 30, 2004 and March 31, 2004               1,227      1,216
Additional paid-in capital                             1,510,335  1,399,404
Common stock subscribed                                     -       (19,665)
Deficit accumulated during the development stage      (2,019,751)(1,789,550)
Other comprehensive income                               (21,227)   (15,631)
                                                       _________   ________
Total stockholders equity (deficit)                     (529,416)  (424,226)
                                                       _________   ________
Total liabilities and stockholders' equity (deficit)  $  499,993  $ 503,787
                                                       =========   ========



See accompanying summary of accounting policies and
notes to financial statements.  <page 3>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)
                                                                Date from
                                                                Inception
                                                             (March 30, 1999)
                                        Three Months Ended          to
                                             June 30,            June 30,
                                         2004        2003          2004

Revenues                             $  24,721   $   3,622    $    60,742
Cost of revenues                        17,341       2,974         44,057
                                       _______     _______      _________

Gross profit                             7,380         648         16,685
                                       _______     _______      _________
Operating expenses:
Consulting fees                        110,145         800        371,062
Depreciation & amortization             10,653      12,047        184,930
Bad debts                                 -           -             5,988
Royalties                                 -           -            25,800
Advertising                                833        -               833
Payroll                                 40,168      44,413        807,012
Professional services                   44,604       9,355        162,808
Occupancy expense                       11,827      13,371        182,244
Office expense                           5,693       8,981         82,247
Travel expense                           4,010      10,442         86,221
Other expense                              311         349         27,630
                                       _______     _______      _________
Total operating expenses               228,244      99,758      1,936,775
                                       _______     _______      _________
Operating loss                        (220,864)   ( 99,110)    (1,920,090)

Other income (expense):
Gain (loss) on sale of
 marketable securities                    -           -           (16,814)
Interest income                              4           4             25
Interest expense                      (  9,341)   (  8,156)       (82,872)
                                       _______     _______      _________
Net loss                              (230,201)   (107,262)    (2,019,751)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities                (  5,596)     47,008        (20,473)
                                       _______     _______      _________
Comprehensive loss                    (235,797)  $( 60,254)   $(2,040,224)
                                       =======     =======      =========
Net loss per share
  basic and diluted                    $ (.009)$     (.005)    $    (.103)
                                       =======     =======      =========
Weighted average number
  of shares
  basic and diluted                 24,467,721  23,714,134     19,724,723
                                    ==========  ==========     ==========

See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)(Unaudited)


                                                                       Deficit
                                                                      Accumulated
                                  Common Stock            Additional   During the      Other
                         _______________________________   Paid-in    Development  Comprehensive
                           Shares    Amount  Subscribed     Capital       Stage       Income       Total
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2004  24,326,800  $1,216  $   (19,665) $1,399,404  $(1,789,550) $     (15,631) $(424,226)
Common stock
  issued for:
   Cash                     150,000       7                   49,993         -              -        50,000
   Services                  70,410       3                   24,820         -              -        24,823
   Options exercised         14,200       1       19,665       7,099         -              -        26,765
Options issued for services    -          -         -         29,019         -              -        29,019
Net loss                       -          -         -           -      (  230,201)          -      (230,201)
Other comprehensive income     -          -         -           -            -            (5,596)    (5,596)
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: June 30, 2004   24,561,410   1,227         -      1,510,355   (2,019,751)       (21,227)  (529,416)
                         ==========  ======  ===========  ==========  ===========  =============  =========













See accompanying summary of accounting policies and notes to financial statements. <page 5>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                  Date from
                                                                  Inception
                                                               (March 30, 1999)
                                            Three Months Ended        to
                                                 June 30,          June 30,
                                             2004        2003        2004
Cash flows from operating activities:
Net loss                                  $(230,201) $(107,262)  $(2,019,751)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                10,653     12,047       184,930
(Gain) Loss on sale of
 marketable securities                         -          -           16,814
Stock issued for equipment                     -          -              500
Stock issued for services                    24,823       -          169,461
Options issued for services                  29,019       -           90,812
Changes in operating assets and liabilities:
Accounts and other receivable               (19,135)    (3,598)      (22,748)
Prepaid expense                              44,063        300        43,828
Accounts payable and accrued expenses        27,533    160,023       355,513
                                            _______    _______     _________
Net cash flows from operating activities   (113,245)    61,510    (1,180,641
                                            _______    _______     _________
Investing activities:
Purchase of fixed assets                       (767)      -          (53,136)
Other assets                                   -          -          ( 2,350)
Proceeds from sale of
 marketable securities                         -          -           88,880
                                            _______    _______     _________
Net cash flows from
 investing activities                          (767)      -           33,394
                                            _______    _______     _________
Financing activities:
Proceeds from note payable-
 related party                                 -          -          627,769
Proceeds from advances form
 officer and shareholder                     73,863       -          267,251
Proceeds from sale of common stock           76,765     10,200       765,181
Repayment of advances                          -          -         (181,132)
Repayment of note payable                      -          -         (290,000)
                                            _______    _______     _________
Net cash flows from financing activities    150,628     10,200     1,189,069
                                            _______    _______     _________
Net increase in cash                         36,616     71,710        41,822

Cash, beginning of period                     5,206     13,278          -
                                            _______    _______     _________
Cash, end of period                        $ 41,822   $ 84,988   $    41,822
                                            =======    =======     =========



See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:
                                                                  Date from
                                                                  Inception
                                                               (March 30, 1999)
                                            Three Months Ended        to
                                                 June 30,          June 30,
                                             2004        2003        2004
Cash flows from operating activities:
Cash paid during the period for:
Interest                                  $   -      $   -       $ 18,889
Income taxes                              $   -      $   -       $   -

Non-cash financing activities:
Issuance of notes payable in exchange for
 accounts payable                         $   -      $   -       $318,726
Issuance of notes payable in exchange
 for ClearVideo license                       -          -       $250,000
Issuance of common stock in exchange
 for ClearVideo license                   $   -      $ 14,800    $132,575
Issuance of common stock for service      $ 24,823   $   -       $169,461
Issuance of common stock for future
 prepaid services                         $   -      $   -       $ 97,649
Issuance of common stock for equipment        -          -       $    500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                    $   -      $   -       $243,166
Issuance of stock options for services    $ 29,019   $   -       $ 90,812




















See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2004 included in the Company Form 10-KSB.

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

ClearVideo License - continued

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

NOTES TO FINANCIAL STATEMENTS

1. Summary of Accounting Policies

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















                               <page 10>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

     The following table details the Company's equipment:
                                                  June 30,   March 31,
2004	 2004
                                                   ------      ------
     Equipment                                   $ 53,137    $ 52,369
     Accumulated depreciation                     (45,338)    (44,395)
                                                  -------     -------
     Equipment, net                              $  7,799    $  7,975
                                                  =======     =======

Depreciation expenses for the three months ended June 30, 2004 and 2003 were $943 and $2,722, respectively.

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




                               <page 11>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition

	The Company is a development stage company and generated insignificant revenue for the three months ended June 30, 2004 and 2003. Revenue is considered earned upon the delivery of products and the collectability of the sales is reasonably assured.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of June 30, 2004 and March 31, 2004 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. Therefore, there is no compensated absences accrued liability on June 30, 2004 and March 31, 2004.

Research and Development Costs

     Research and development costs are charged to expense as incurred.







                               <page 12>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation

     The Company measures compensation cost for its stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period. SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") requires companies that continue to use APB 25 to account for its stock-based compensation plan to make proforma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied. Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

			The options granted in the three months ended June 30, 2004 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the financial statements.
Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based
Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                          June 30 2004        June 30, 2003
                                          --------             -------
   Net loss                As reported     $(230,201)         $ (107,262)
                           Proforma        $(240,338)         $ (107,262)

   Basic loss per share    As reported        $(.009)            $(0.005)
                           Proforma           $(.010)            $(0.005)

   Diluted loss per share  As reported        $(.009)            $(0.005)
                           Proforma           $(.010)            $(0.005)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

     The following assumptions were for grants in the three ended June 30, 2004; dividend yield of 0%, expected volatility of 40%, risk free interest rates of 1.0%, and an expected life of approximately 4.32 years.







                               <page 13>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

3. Marketable Securities

     The Company owns 111,924 shares of Fonar Corporation as of June 30, 2004 and March 31, 2004. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company's marketable consist of the following:

                                 June 30, 2004
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $164,490       $143,263      $(21,227)
                             ========       ========      =========

                                March 31, 2004
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $164,490       $148,859      $(15,631)
                             ========       ========      =========


                               <page 14>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3. Marketable Securities - continued

These securities are considered available-for-sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive
income, as follows:                                   June 30,       March 31,
                                                        2004           2004
                                                      --------       --------
   Unrealized holding gain(loss) recognized
      as of  					                 $ (5,596)       $50,366
   Holding gain (loss) recognized
	in prior years endings                           (15,631)       (65,997)
									      --------	 --------
Unrealized holding gain (loss) on investment
      Available for sale                              $(21,227)      $(15,631)
								      =======        =======
4.   Licenses

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

     The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the
three months ended June 30, 2004 and 2003 was $9,708 and $9,324.   Accumulated
amortization at June 30 and March 31, 2004 was $139,593 and $129,883.

5.   Income Taxes

     At June 30, 2004 and March 31, 2004, the Company had net deferred tax assets of approximately $690,000 and $600,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004 and March 31, 2004. At June 30, 2004 the Company has net operating loss carryforwards totaling approximately $2,029,000 which will begin to expire in the year 2015.
                                <page 15>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

6. Notes Payable

    Notes payable-related party consist of the following:

                                                       June 30,  March 31,
                                                         2004      2004
                                                       -------  --------
     8% convertible note payable to Ryan Corley,
      President of the Company, due November 15,
      2003, Convertible into a maximum of
      1,100,000 common shares                        $ 110,000 $ 110,000

     6% convertible notes payable to Ryan Corley,
      President of the Company, due on demand,
      convertible into a maximum of
      1,766,860 common shares                          417,215   417,215
                                                      --------  --------
     Total notes payable-related party 	           $ 527,215 $ 527,215
                                                      ========  ========
   Notes payable consist of the following

       6% convertible notes payable to a
       stockholder, due on demand, convertible
       into a maximum of 369,025 common shares        $  60,554  $ 60,554
                                                      ========   ========
7.  Advances from Officer and Shareholder

	During the three months ended June 30, 2004 a shareholder made additional unsecured advances totaling $ 57,500. At March 31, 2004, advances from shareholder was $226,540. The advances do not accrue interest; however the note has been discounted using an imputed interest rate of 6%. The balance at June 30, 2004 and March 31, 2004 is $256,610 and $201,987 with a discount of $27,430 and $24,553, respectively.

      During the three months ended June 30, 2004, the CEO made additional and unsecured advances totaling $20,444. At March 31, 2004, advances from the CEO was $29,647. The advances do not accrue interest; however the note has been discounted using an imputed interest rate of 6%. The balance at June 30, 2004 and March 31, 2004 is $46,790 and $27,550 with a discount of $3,301 and $2,097, respectively.

8. Common Stock Transactions

The Company issued 70,410 shares of restricted common stock in exchange for services in the quarter ended June 30, 2004.







                                <page 16>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

9. Anti-Dilution Clause

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

10. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its
2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the three months ended June 30, 2004 and the year ended March 31, 2004, the Company granted 200,000 and 570,000 stock options to employees, consultants and members of the Board of Directors.

     During the three months ended June 30, 2004 and 2003, Company granted 200,000 and 0 to employees and consultants to purchase common stock with exercise prices of $.17 to $.90 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the three months ended June 30, 2004 and 2003 were $29,019 and 0, respectively.

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

     The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
                                         June 30,       June 30,
                                           2004           2003
                                         ========      =========
         Dividends yield                     0%             0%
         Expected volatility                40%            82%
         Risk-free interest rate           1.0%           4.4%
         Expected life                  4.60 years     6.00 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.



                                <page 17>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

10. Stock Options - continued

     Pro forma net loss and net loss per share information is presented below:

                                         June 30,       June 30,
                                           2004           2003
                                         ========      =========
Pro forma net loss to stockholders      $(230,201)    $ (107,262)
Pro forma basic and diluted
     net loss per share                    (0.009)        (0.005)

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

A summary of the status of the Company's stock options is presented below:

                                           June 30,   March 31,
                                             2004       2004
                                          =========  =========
Options outstanding at beginning of period  4,090,000  3,350,000
Options granted                             200,000  1,100,000
Options exercised                           (14,200)  (160,000)
Options canceled                               -      (200,000)
                                          ---------  ---------
Options outstanding at end of period        4,275,800  4,090,000
                                          =========  =========











                                <page 18>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

10. Stock Options - continued


     The following table summarizes the information about the stock options as of June 30, 2004:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    June 30    Years   (Total shares)   June 30    shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     1.00       $.40         400,000      $.40
 .10-.50 1,095,800     5.31        .50         625,800       .50
   .50     795,000     6.41        .50         530,000       .50
 .17-.90   785,000     2.47        .33         765,000       .32
 .40-.60 1,000,000     3.80        .52         630,000       .48
   .43     200,000     7.00        .43         100,000       .43
-------- ---------  ---------- ------------  ----------  ---------
$.10-.90 4,275,800     4.32        .46       3,050,800      $.44
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
======== =========  ========== ============  ==========  =========

11. Subsequent Events

     On July 14, 2004 the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company aquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC.


                                <page 19>


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

     The Company currently has six full-time employees on the payroll. It is anticipated that the Company will need to hire an additional three to six full-time employees in order to expand its products and services.

Results of Operations - Period from Inception (March 30, 1999) through June 30, 2004.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the three months ended June 30, 2004 and 2003, the Company incurred net losses of $230,201 and $107,262, or $(0.009) and $(0.005) per share, which is primarily the result of payment of payroll expenses, consulting and professional fees, travel and office expenses.

Liquidity and Capital Resources.

      From inception through July 16, 2004, the Company has issued 24,561,410 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for Disc Security Tag and EnXcase. The Company has $41,822 in cash as of June 30, 2004.

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

                                <page 20>
     At the present time, the Company has no material commitments for capital expenditures. If capital expenditures are required after operations commence, the Company will pay for the same through the sale of common stock; or through loans from third parties. There is no assurance, however, that such financing will be available and in the event such financing is not available, the Company may have to cease operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 ( c) and 15d-14 ( c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO and CFO has concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO and CFO note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                <page 21>
PART II OTHER INFORMATION

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

     (b) Reports on Form 8-K
         (1) On April 8, 2004 the Company announced that it has formed a new division, EnXmedia (www.enxmedia.com), which will be charged with marketing the various media products it is currently offering.

          (2) On April 15, 2004 the Company announced that it had filed an application for a Radio Frequency Identification Deactivation Device (RFID).

          (3) On April 20, 2004 the Company announced market potential for its latest patent application for its new Radio Frequency Identification Deactivation Device (RFID).

          (4) On May 11, 2004 the Company announced that Stephen Hoelscher has been elected Chief Financial Officer for EnXnet, Inc.

          (5) On May 25, 2005 the Company announced it has filed for International Patent rights under the Patent Cooperation Treaty (PCT) for its Electronic Article Surveillance (EAS) tag technology.

          (6) On June 1, 2004 the Company announced that it has received substantial interest in its EnXcase package designed for its DVDplus dual sided DVD/CD discs.

          (7) On June 14, 2004 the Company announced it has filed for Patent rights covering its design for Electronic Article Surveillance (EAS) tag technology.

          (8) On June 18, 2004 the Company announced a change in its certifying accountants.

          (9) On July 14, 2004 the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and OneDisc Distribution Co., LLC. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and OneDisc Distribution Co., LLC.
                                <page 22>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: August 05, 2004
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 23>