Form 10QSB
period 2004-09-30
ENXNET INC
filed 2004-11-10
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549



FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2004



[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________



Commission file number 000-30675



EnXnet, Inc.

(Exact name of Small Business Issuer in its charter)

Oklahoma                               73-1561191

(State of Incorporation)     (I.R.S. Employer Identification No.)

11333 E. Pine St
Tulsa, Oklahoma 74116

(Address of principal executive offices.)

Registrant's telephone number: (918) 592-0015

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801


As of November 4, 2004, there were 24,735,158 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================



INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
September 30, 2004 and March 31, 2004                               3

Statements of Loss
For the six months ended September 30, 2004 and 2003,
and from inception (March 30, 1999) to September 30, 2004           4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the six months ended September 30, 2004 and 2003;
and from inception (March 30, 1999) to September 30, 2004          6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     10-20

Item 2. Managements Discussion and Analysis or Plan of Operation  21-22

Item 3. Controls and Procedures                                     22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           23

Item 2. Changes in Securities                                       23

Item 3. Defaults Upon Senior Securities                             23

Item 4. Submission of Matters to a Vote to Security Holders         23

Item 5. Other Information                                           23

Item 6. Exhibits and Reports on Form 8-K                            23

SIGNATURES                                                          24

Exhibit 31.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                          25

Exhibit 31.2     Certification of financial statements
                   Chief Financial Officer                          27

Exhibit 32.1     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                       29


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                     September 30, March 31,
                                                          2004        2004
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                  $   18,536   $  5,206
Accounts receivable (net allowance for
doubtful accounts of $ 0, and $ 0, respectively)         110,223      3,613
Other receivable                                           3,400       -
Prepaid expense                                           37,803     97,892
                                                       _________   ________
Total current assets                                     169,962    106,711
                                                       _________   ________

Equipment, net  (Note 1)                                   6,856      7,975
                                                       _________   ________
Other assets:
Deposits and deferred charges                              2,350      2,350
Licenses, net (Note 4)                                   218,473    237,892
Marketable securities (Note 3)                           127,594    148,859
Equity interest (Note 3)                                 100,000       -
                                                       _________    _______
Total other assets                                       448,417    389,101
                                                       _________    _______
Total assets                                          $ $625,235   $503,787
                                                       =========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                 $  226,751  $ 110,707
Advances from officer-related party  (Note 7)             14,845     27,550
Advances from shareholder  (Note 7)                      192,803    201,987
Notes payable  (Note 6)                                  235,554     60,554
Notes payable-related party (Note 6)                     573,215    527,215
                                                       _________   ________
Total current liabilities                              1,243,168    928,013
                                                       _________   ________
Stockholders' equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
24,735,158 and 24,326,800 issued and
outstanding September 30, 2004 and March 31, 2004          1,237      1,216
Additional paid-in capital                             1,563,840  1,399,404
Common stock subscribed                                     -       (19,665)
Deficit accumulated during the development stage      (2,146,114)(1,789,550)
Other comprehensive income                               (36,896)   (15,631)
                                                       _________   ________
Total stockholders equity (deficit)                     (617,933)  (424,226)
                                                       _________   ________
Total liabilities and stockholders' equity (deficit)  $  625,235  $ 503,787
                                                       =========   ========


See accompanying summary of accounting policies and
notes to financial statements.  <page 3>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)
                                                                  Date from
                                                                  Inception
                                Three                 Six      (March 30, 1999)
                             Months Ended        Months Ended        to
                             September 30,       September 30,    September 30,
                            2004      2003        2004       2003       2004

Revenues                 $ 197,327 $   3,321  $ 222,048  $   6,853 $   258,069
Cost of revenues           131,370     2,310    148,711      5,284     175,427
                           _______   _______    _______    _______   _________

Gross profit                65,957       921     73,337      1,569      82,642
                           _______   _______    _______    _______   _________
Operating expenses:
Consulting fees             68,135    35,084    178,280     35,884     439,197
Depreciation & amortization 10,653    12,046     21,306     24,093     195,583
Bad debts                     -         -          -          -          5,988
Royalties                     -       25,000       -        25,000      25,800
Advertising                  2,500      -         3,333       -          3,333
Payroll                     66,173    48,757    106,341     93,170     873,185
Professional services        7,698     5,853     52,302     15,208     170,506
Occupancy expense            8,893    12,835     20,720     26,206     191,137
Office expense               9,692     3,998     15,385     12,979      91,939
Travel expense               7,886    10,575     11,896     21,017      94,107
Other expense                1,126       265      1,437        614      28,756
                           _______   _______    _______    _______   _________
Total operating expenses   182,756   154,413    411,000    254,171   2,119,531
                           _______   _______    _______    _______   _________
Operating loss            (116,799) (153,492)  (337,663)  (252,602) (2,036,889)

Other income (expense):
Gain (loss) on sale of
 marketable securities        -         -          -          -        (16,814)
Interest income                 61         4         65          8          86
Interest expense          (  9,625) (  8,561)  ( 18,966)  ( 16,717)    (92,497)
                           _______   _______    _______    _______   _________
Net loss                  (126,363) (162,049)  (356,564)  (269,311) (2,146,114)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities    ( 15,669)   26,954   ( 21,265)    73,962     (36,142)
                           _______   _______    _______    _______   _________
Comprehensive loss        (142,032) (135,095)  (377,829) $(195,349)$(2,182,256)
                           =======   =======    =======    =======   =========
Net loss per share
  basic and diluted      $(   .005)$(   .007)   $ (.015)$    (.011) $    (.109)
                           =======   =======    =======    =======   =========
Weighted average number
  of shares
  basic and diluted     24,563,546 23,714,659 24,563,546 23,714,659  19,948,463
                        ========== ========== ========== ==========  ==========

See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)(Unaudited)


                                                                       Deficit

Accumulated
                                  Common Stock            Additional   During
the      Other
                         _______________________________   Paid-in
Development  Comprehensive
                           Shares    Amount  Subscribed     Capital       Stage
Income       Total
                         __________  ______  ___________  __________
___________  _____________  _________
Balance: March 31, 2004  24,326,800  $1,216  $   (19,665) $1,399,404
$(1,789,550) $     (15,631) $(424,226)
Common stock
  issued for:
   Cash                     200,000      10                   64,990         -
-        65,000
   Services                 194,158      10                   55,687         -
-        55,697
   Options exercised         14,200       1       19,665       7,099         -
-        26,765
Options issued for services    -          -         -         36,660         -
-        36,660
Net loss                       -          -         -           -      (
356,564)          -      (356,564)
Other comprehensive income     -          -         -           -            -
(21,265)  ( 21,265)
                         __________  ______  ___________  __________
___________  _____________  _________
Balance:
    September 30, 2004   24,735,158   1,237         -      1,563,840
(2,146,114)       (36,896)  (617,933)
                         ==========  ======  ===========  ==========
===========  =============  =========












See accompanying summary of accounting policies and
notes to financial statements.  <page 5>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                  Date from
                                                                  Inception
                                                               (March 30, 1999)
                                             Six Months Ended         to
                                               September 30,     September 30,
                                             2004        2003        2004
Cash flows from operating activities:
Net loss                                  $(356,564) $(269,311)  $(2,146,114)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                21,306     24,093       195,583
(Gain) Loss on sale of
 marketable securities                         -          -           16,814
Stock issued for equipment                     -          -              500
Stock issued for services                    55,697        500       200,335
Options issued for services                  36,660     27,430        98,453
Changes in operating assets and liabilities:
Accounts and other receivable              (110,010)  (  5,988)   (  113,623)
Prepaid expense                              60,089   (    185)       59,854
Accounts payable and accrued expenses       116,043    169,000       444,023
                                            _______    _______     _________
Net cash flows from operating activities   (176,779)  ( 54,461)   (1,244,175)
                                            _______    _______     _________
Investing activities:
Purchase of fixed assets                   (    767)      -       (   53,136)
Other assets                                   -          -         (  2,350)
Purchase of equity interest investments    (100,000)      -       (  100,000)
Proceeds from sale of
 marketable securities                         -          -           88,880
                                            _______    _______     _________
Net cash flows from
 investing activities                      (100,767)      -       (   66,606)
                                            _______    _______     _________
Financing activities:
Proceeds from note payable-
 related party                              221,000     40,000       848,769
Proceeds from advances from
 officer and shareholder                    199,111       -          392,499
Proceeds from sale of common stock           91,765     10,200       780,181
Repayment of advances                      (221,000)      -         (402,132)
Repayment of note payable                      -          -         (290,000)
                                            _______    _______     _________
Net cash flows from financing activities    290,876     50,200     1,329,317
                                            _______    _______     _________
Net increase in cash                         13,330   (  4,261)       18,536

Cash, beginning of period                     5,206     13,278          -
                                            _______    _______     _________
Cash, end of period                        $ 18,536   $  9,017   $    18,536
                                            =======    =======     =========


See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:
                                                                  Date from
                                                                  Inception
                                                               (March 30, 1999)
                                             Six Months Ended         to
                                               September 30,     September 30,
                                             2004        2003        2004
Cash flows from operating activities:
Cash paid during the period for:
Interest                                  $   -      $   -       $ 18,889
Income taxes                              $   -      $   -       $   -

Non-cash financing activities:
Issuance of notes payable in exchange for
 accounts payable                         $   -      $   -       $318,726
Issuance of notes payable in exchange
 for ClearVideo license                       -          -       $250,000
Issuance of common stock in exchange
 for ClearVideo license                   $   -      $ 14,800    $132,575
Issuance of common stock for service $ 55,697 $ 500 $200,335 Issuance of common stock for future
 prepaid services                         $   -      $   -       $ 97,649
Issuance of common stock for equipment        -          -       $    500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                    $   -      $   -       $243,166
Issuance of stock options for services    $ 36,660   $ 27,430    $ 98,453




















See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2004 included in the Company Form 10-KSB.

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






                               <page 8>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES - continued

Disc Security Tag

     Disc Security Tag,(DSTag), is an invention which utilizes existing Electronic Article Surveillance (EAS) tags embedded into a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. With this product, manufacturers are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers) that are desperate to reduce or stop the enormous losses attributed to employee and retail theft. Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers. On May 23, 2003, the Company filed a patent for DSTag and on May 21, 2004, the Company filed an international patent for DSTag.

EnXcase

EnXcase combines two distinct features for the DVDPlus (OneDisc) two-sided (DVD-CD)optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXcase. The Company developed this unique case primarily for use with the DVDPlus (OneDisc) two-sided disc format. On October 10, 2003, the Company filed for a United States patent on EnXcase and on September 27, 2004 the Company filed for an international patent.

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

     The following table details the Company's equipment:
                                               September 30, March 31,
2004	 2004
                                                   ------      ------
     Equipment                                   $ 53,137    $ 52,370
     Accumulated depreciation                     (46,281)    (44,395)
                                                  -------     -------
     Equipment, net                              $  6,856    $  7,975
                                                  =======     =======

Depreciation expenses for the six months ended September 30, 2004 and 2003 were $1,886 and $5,444 respectively.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of September 30, 2004 and March 31, 2004 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. Therefore, there is no compensated absences accrued liability on September 30, 2004 and March 31, 2004.

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

			The options granted in the six months ended September 30, 2004 have
exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based
Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                          September 30,       September 30,
                                              2004                2003
                                          ------------        ------------
   Net loss                As reported     $(356,564)          $(269,311)
                           Proforma        $(376,566)          $(358,280)

   Basic loss per share    As reported        $(.015)            $(0.005)
                           Proforma           $(.015)            $(0.015)

   Diluted loss per share  As reported        $(.015)            $(0.005)
                           Proforma           $(.015)            $(0.015)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

     The following assumptions were for grants in the six months ended September 30, 2004; dividend yield of 0%, expected volatility of 40%, risk free interest rates of 1.0%, and an expected life of approximately 4.32 years.






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

3. Marketable Securities and Equity Interest

     The Company owns 111,924 shares of Fonar Corporation as of September 30, 2004 and March 31, 2004. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company's marketable consist of the following:

                               September 30, 2004
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $164,490       $127,594      $(36,896)
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

3. Marketable Securities and Equity Interest - continued

These securities are considered available-for-sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:
                                                    September 30,    March 31,
                                                        2004           2004
                                                      --------       --------
   Unrealized holding gain(loss) recognized
      as of  					                 $(21,265)
$50,366
   Holding gain (loss) recognized
	in prior years endings                           (15,631)       (65,997)
									      --------	 -------
-
Unrealized holding gain (loss) on investment
      Available for sale                              $(36,896)      $(15,631)
								      =======        =======

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

     The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the six months ended September 30, 2004 and 2003 was $19,420 and $18,649. Accumulated amortization at September 30 and March 31, 2004 was $149,302 and $129,883.
                                <page 15>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

5.   Income Taxes

     At September 30, 2004 and March 31, 2004, the Company had net deferred tax assets of approximately $730,000 and $600,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2004 and March 31, 2004. At September 30, 2004 the Company has net operating loss carryforwards totaling approximately $2,146,000 which will begin to expire in the year 2015.

6. Notes Payable

    Notes payable-related party consist of the following:

                                                    September 30,   March 31,
                                                         2004         2004
                                                       -------      --------
     8% convertible note payable to Ryan Corley,
      President of the Company, due November 15,
      2003, Convertible into a maximum of
      1,100,000 common shares                        $ 110,000     $ 110,000

     6% convertible notes payable to Ryan Corley,
      President of the Company, due on demand,
      convertible into a maximum of
      1,996,860 common shares                          463,215       417,215
                                                      --------      --------
     Total notes payable-related party 	           $ 573,215     $ 527,215
                                                      ========      ========
   Notes payable consist of the following:

       6% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 369,025 common shares       $  60,554      $ 60,554

       4% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 350,000 common shares         175,000          -
                                                       --------      --------
     Total notes payable                             $ 235,554      $ 60,554
                                                      ========      ========









                                 <page 16>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


7.  Advances from Officer and Shareholder

	During the six months ended September 30, 2004 a shareholder made additional unsecured advances totaling $159,100. At March 31, 2004, advances from shareholder was $226,540. On August 26, 2004 the Company converted $175,000 of the advances to a convertible note. The advances do not accrue interest; however the note has been discounted using an imputed interest rate of 6%. The balance at September 30, 2004 and March 31, 2004 is $192,803 and $201,987 with a discount of $17,837 and $24,553, respectively.

      During the six months ended September 30, 2004, the CEO made additional and unsecured advances totaling $32,903. At March 31, 2004, advances from the CEO was $29,647. On September 24, 2004 the Company converted $46,000 of the
advances to a convertible note.   The advances do not accrue interest; however
the note has been discounted using an imputed interest rate of 6%. The balance at September 30, 2004 and March 31, 2004 is $14,845 and $27,550 with a discount of $1,705 and $2,097, respectively.

8. Common Stock Transactions

The Company issued 194,158 shares of restricted common stock in exchange for services in the six months ended September 30, 2004.

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

10. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its
2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the six months ended September 30, 2004 and the year ended March 31, 2004, the Company granted 200,000 and 570,000 stock options to employees, consultants and members of the Board of Directors.






                                <page 17>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


10. Stock Options - continued

     During the six months ended September 30, 2004 and 2003, Company granted 200,000 and 655,000 to employees and consultants to purchase common stock with exercise prices of $.50 to $.60 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the six months ended September 30, 2004 and 2003 were $36,660 and 27,430 respectively.

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
                                       September 30, September 30,
                                           2004           2003
                                         ========      =========
         Dividends yield                     0%             0%
         Expected volatility                40%            82%
         Risk-free interest rate           1.0%           4.4%
         Expected life                  4.60 years     6.00 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information is presented below:

                                       September 30, September 30,
                                           2004           2003
                                         ========      =========
Pro forma net loss to stockholders      $(376,566)    $ (358,280)
Pro forma basic and diluted
     net loss per share                    (0.015)        (0.015)

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

                                         September 30,    March 31,
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
                                            =========     =========

     The following table summarizes the information about the stock options as of September 30, 2004:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    Sept 30    Years   (Total shares)   Sept 30    shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000      .75       $.40         400,000      $.40
   .50   1,095,800     5.06        .50         625,800       .50
   .50     795,000     6.16        .50         530,000       .50
 .17-.90   785,000     2.21        .33         765,000       .32
 .40-.66 1,000,000     3.55        .52         774,000       .48
   .43     200,000     6.75        .43         200,000       .43
-------- ---------  ---------- ------------  ----------  ---------
$.17-.90 4,275,800     4.07        .46       3,294,800      $.44
======== =========  ========== ============  ==========  =========





                                <page 19>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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
======== =========  ========== ============  ==========  =========































                                <page 20>
Item 2. Managements Discussion and Analysis or Plan of Operation

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

Results of Operations - Period from Inception (March 30, 1999) through September 30, 2004.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the six months ended September 30, 2004 and 2003, the Company incurred net losses of $356,563 and $269,311, or $(0.015) and $(0.011) per share, which is primarily the result of payment of payroll expenses, consulting and professional fees, travel and office expenses.

Liquidity and Capital Resources.

      From inception through November 4, 2004, the Company has issued 24,745,158 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for Disc Security Tag, EnXcase, several Electronic Article Surveillance tags and several Radio Frequency Identification Devices (RFID). The Company has $18,536 in cash as of September 30, 2004.

     The Company has been in the development stage since its inception. The Company has had no recurring source of revenue and has incurred operating losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2004 and 2003 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.
                                <page 21>
     At the present time, the Company has no material commitments for capital expenditures. If capital expenditures are required after operations commence, the Company will pay for the same through the sale of common stock; or through loans from third parties. There is no assurance, however, that such financing will be available and in the event such financing is not available, the Company may have to cease operations.

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

The CEO and CFO note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                <page 22>
PART II OTHER INFORMATION

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

     (b) Reports on Form 8-K
         (1) On July 27, 2004 the Company announced that it had filed for patent rights for "acousto-magnetic" Electronic Article Surveillance (EAS) tags.
          (2) On August 2, 2004 the Company announced that it had filed patent rights covering its design for Electronic Radio Frequency Identification Device Activated by Radiant Means (ARFIDTag) Electronic Article Surveillance (EAS) tags.
          (3) On August 3, 2004 the Company announced a change in its certifying accountants. Sprouse & Anderson, L.L.P. of Austin, TX was engaged as its new certifying accountants.

          (4) On August 20, 2004 the Company announced that it had filed for Utility and Design Patent rights covering its design for a hybrid Electronic Article Surveillance (EAS) device (HyTag).

          (5) On September 20, 2005 the Company announced it had received orders from OneDisc Distribution for the initial release of three albums for InnerSoul Records using the OneDisc DVDPlus format.

          (6) On September 24, 2004 the Company announced that it had filed for International Utility and Design Patent rights for the EnXCase.

          (7) On October 27, 2004 the Company announced it had entered into contracts with Castaway Record Company, LLC. and OneDisc Distribution Co., LLC whereby they agree to purchase all their recordable media exclusively from the Company.







                                <page 23>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: November 10, 2004
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 24>