Form 10QSB
period 2004-12-31
ENXNET INC
filed 2005-02-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549



FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2004



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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801


As of January 25, 2005, there were 24,922,264 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================



INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
December 31, 2004 and March 31, 2004                                3

Statements of Loss
For the nine months ended December 31, 2004 and 2003,
and from inception (March 30, 1999) to December 31, 2004            4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the nine months ended December 31, 2004 and 2003;
and from inception (March 30, 1999) to December 31, 2004           6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     10-20

Item 2. Managements Discussion and Analysis or Plan of Operation  21-22

Item 3. Controls and Procedures                                     22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           23

Item 2. Changes in Securities                                       23

Item 3. Defaults Upon Senior Securities                             23

Item 4. Submission of Matters to a Vote to Security Holders         23

Item 5. Other Information                                           23

Item 6. Exhibits and Reports on Form 8-K                            23

SIGNATURES                                                          24

Exhibit 31.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                          25

Exhibit 31.2     Certification of financial statements
                   Chief Financial Officer                          27

Exhibit 32.1     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                       29


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
                                                      December 31, March 31,
                                                          2004        2004
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                  $   25,983   $  5,206
Accounts receivable (net allowance for
doubtful accounts of $ 0, and $ 0, respectively)         165,251      3,613
Other receivable                                           1,000       -
Prepaid expense                                            8,222     97,892
                                                       _________   ________
Total current assets                                     200,456    106,711
                                                       _________   ________

Equipment, net  (Note 1)                                   5,913      7,975
                                                       _________   ________
Other assets:
Deposits and deferred charges                              1,137      2,350
Licenses, net (Note 4)                                   208,763    237,892
Marketable securities (Note 3)                           128,621    148,859
Equity interest (Note 3)                                 100,000       -
                                                       _________    _______
Total other assets                                       438,521    389,101
                                                       _________    _______
Total assets                                          $ $644,890   $503,787
                                                       =========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                 $  208,596  $ 110,707
Advances from officer-related party  (Note 7)             12,265     27,550
Advances from shareholder  (Note 7)                      207,503    201,987
Notes payable  (Note 6)                                  255,894     60,554
Notes payable-related party (Note 6)                     573,215    527,215
                                                       _________   ________
Total current liabilities                              1,257,473    928,013
                                                       _________   ________
Stockholders' equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
24,922,264 and 24,326,800 issued and
outstanding December 31, 2004 and March 31, 2004           1,246      1,216
Additional paid-in capital                             1,615,056  1,399,404
Common stock subscribed                                     -       (19,665)
Deficit accumulated during the development stage      (2,237,116)(1,789,550)
Other comprehensive income                                 8,231    (15,631)
                                                       _________   ________
Total stockholders equity (deficit)                     (612,583)  (424,226)
                                                       _________   ________
Total liabilities and stockholders' equity (deficit)  $  644,890  $ 503,787
                                                       =========   ========


See accompanying summary of accounting policies and
notes to financial statements.  <page 3>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF LOSS (Unaudited)
                                                                   Date from
                                                                   Inception
                                Three                 Nine      (March 30, 1999)
                             Months Ended          Months Ended        to
                             December 31,          December 31,    December 31,
                            2004      2003        2004       2003       2004

Revenues                 $ 159,125 $  19,765  $ 381,173  $  26,618 $   417,194
Cost of revenues            98,485    15,704    247,196     20,988     273,912
                           _______   _______    _______    _______   _________

Gross profit                60,640     4,061    133,977      5,630     143,282
                           _______   _______    _______    _______   _________
Operating expenses:
Consulting fees             14,040    25,310    192,320     61,194     453,237
Depreciation & amortization 10,653    12,046     31,958     36,139     206,235
Bad debts                     -        5,988       -         5,988       5,988
Royalties                    9,450       800      9,450     25,800      35,250
Advertising                  3,500      -         6,833       -          6,833
Payroll                     52,645    39,047    158,986    132,217     925,830
Professional services       24,701     6,132     77,003     21,340     195,207
Occupancy expense            9,249    13,737     29,968     39,943     200,386
Office expense               7,489     4,815     22,876     17,794      99,430
Travel expense               4,818     3,367     16,714     24,384      98,925
Other expense                2,512     1,717      3,950      2,331      31,269
                           _______   _______    _______    _______   _________
Total operating expenses   139,057   112,959    550,058    367,130   2,258,590
                           _______   _______    _______    _______   _________
Operating loss            ( 78,417) (108,898)  (416,081)  (361,500) (2,115,308)

Other income (expense):
Gain (loss) on sale of
 marketable securities    (    230)     -      (    230)      -     (   17,044)
Interest income                  6         8         71         16          92
Interest expense          ( 12,360) (  8,850)  ( 31,325)  ( 25,567) (  104,856)
                           _______   _______    _______    _______   _________
Net loss                  ( 91,001) (117,740)  (447,566)  (387,051) (2,237,116)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities      45,127  ( 43,742)    23,862     30,220       8,985
                           _______   _______    _______    _______   _________
Comprehensive loss        ( 45,874) (161,482)  (424,704) $(356,831)$(2,228,131)
                           =======   =======    =======    =======   =========
Net loss per share
  basic and diluted      $(   .004)$(   .005)   $ (.018)$    (.016) $    (.111)
                           =======   =======    =======    =======   =========
Weighted average number
  of shares
  basic and diluted     24,845,688 23,749,946 24,633,681 23,749,946  20,164,404
                        ========== ========== ========== ==========  ==========

See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)(Unaudited)


                                                                       Deficit
                                                                      Accumulated
                                  Common Stock            Additional   During the      Other
                         _______________________________   Paid-in    Development  Comprehensive
                           Shares    Amount  Subscribed     Capital       Stage        Income       Total
                         __________  ______  ___________  __________  ___________  _____________ __________
Balance: March 31, 2004  24,326,800  $1,216  $   (19,665) $1,399,404  $(1,789,550) $     (15,631)$(424,226)
Common stock
  issued for:
   Cash                     250,000      12                   74,988         -             -        75,000
   Services                 331,264      17                   83,101         -             -        83,118
   Options exercised         14,200       1       19,665       7,099         -             -        26,765
Options issued for services    -          -         -         39,793         -             -        39,793
Options issued with notes      -          -         -         10,671         -             -        10,671
Net loss                       -          -         -           -      (  447,936)         -      (447,936)
Other comprehensive income     -          -         -           -            -           23,862     23,862
                         __________  ______  ___________  __________  ___________  _____________ __________
Balance:
    December 31, 2004    24,922,264  $1,246  $      -     $1,615,056  $(2,237,116) $      8,231  $(612,583)
                         ==========  ======  ===========  ==========  ===========  ============= ==========












See accompanying summary of accounting policies and notes to financial statements. <page 5>


EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                  Date from
                                                                  Inception
                                                               (March 30, 1999)
                                            Nine Months Ended         to
                                               December 31,     December 31,
                                             2004        2003        2004
Cash flows from operating activities:
Net loss                                  $(447,566) $(387,051)  $(2,237,116)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                31,959     36,139       206,236
(Gain) Loss on sale of
 marketable securities                          230       -           17,044
Stock issued for equipment                     -          -              500
Stock issued for services                    83,118     20,600       227,756
Options issued for services                  39,793     34,541       101,586
Options issued with notes                     1,011       -            1,011
Changes in operating assets and liabilities:
Accounts and other receivable              (162,639)     1,067    (  166,252)
Prepaid expense                              89,670   (     10)       89,435
Accounts payable and accrued expenses       121,198    236,522       449,177
                                            _______    _______     _________
Net cash flows from operating activities   (243,226)  ( 58,192)   (1,310,623)
                                            _______    _______     _________
Investing activities:
Purchase of fixed assets                   (    767)      -       (   53,136)
Other assets                                  1,213       -         (  1,137)
Purchase of equity interest investments    (100,000)      -       (  100,000)
Proceeds from sale of
 marketable securities                       43,870       -          132,750
                                            _______    _______     _________
Net cash flows from
 investing activities                      ( 55,684)      -       (   21,523)
                                            _______    _______     _________
Financing activities:
Proceeds from note payable-
 related party                              251,000     40,000       878,769
Proceeds from advances from
 officer and shareholder                    187,922       -          381,310
Proceeds from sale of common stock          101,765     10,200       790,181
Repayment of advances                      (221,000)      -         (402,132)
Repayment of note payable                      -          -         (290,000)
                                            _______    _______     _________
Net cash flows from financing activities    319,687     50,200     1,358,128
                                            _______    _______     _________
Net increase in cash                         20,777   (  7,992)       25,983

Cash, beginning of period                     5,206     13,278          -
                                            _______    _______     _________
Cash, end of period                        $ 25,983   $  5,286   $    25,983
                                            =======    =======     =========


See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:
                                                                  Date from
                                                                  Inception
                                                               (March 30, 1999)
                                            Nine Months Ended         to
                                               December 31,     December 31,
                                             2004        2003        2004
Cash flows from operating activities:
Cash paid during the period for:
Interest                                  $   -      $   -       $ 18,889
Income taxes                              $   -      $   -       $   -

Non-cash financing activities:
Issuance of notes payable in exchange for
 accounts payable                         $   -      $ 40,000    $318,726
Issuance of notes payable in exchange
 for ClearVideo license                       -          -       $250,000
Issuance of common stock in exchange
 for ClearVideo license                   $   -      $ 14,800    $132,575
Issuance of common stock for service $ 83,118 $ 20,600 $227,756 Issuance of common stock for future
 prepaid services                         $   -      $   -       $ 97,649
Issuance of common stock for equipment        -          -       $    500
Issuance of common stock in exchange
 for Fonar common stock-net of
 $27,018 issuance fees                    $   -      $   -       $243,166
Issuance of stock options for services    $ 39,793   $ 34,539    $101,586



















See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2004 included in the Company Form 10-KSB.

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

     The following table details the Company's equipment:

                                               December 31,  March 31,
                                                    2004       2004
                                                   ------      ------
     Equipment                                   $ 53,137    $ 52,370
     Accumulated depreciation                     (47,224)    (44,395)
                                                  -------     -------
     Equipment, net                              $  5,913    $  7,975
                                                  =======     =======

Depreciation expenses for the nine months ended December 31, 2004 and 2003 were $2,829 and $5,444 respectively.

Licenses

     The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

    In accordance with the provisions of Statement of Financial
Accounting Standards("SFAS") No. 142, "Goodwill and Other Intangible Assets", management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of December 31, 2004 and March 31, 2004 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. Therefore, there is no compensated absences accrued liability on December 31, 2004 and March 31, 2004.

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

    The options granted in the nine months ended December 31, 2004 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                          December 31,       December 31,
                                              2004                2003
                                          ------------        ------------
   Net loss                As reported     $(447,566)          $(387,051)
                           Proforma        $(477,976)          $(488,916)

   Basic loss per share    As reported        $(.018)            $(0.016)
                           Proforma           $(.019)            $(0.021)

   Diluted loss per share  As reported        $(.018)            $(0.016)
                           Proforma           $(.019)            $(0.021)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

     The following assumptions were for grants in the nine months ended December 31, 2004; dividend yield of 0%, expected volatility of 40%, risk free interest rates of 1.0%, and an expected life of approximately 4.32 years.







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

3. Marketable Securities and Equity Interest

     The Company owns 81,924 and 111,924 shares of Fonar Corporation as of December 31, 2004 and March 31, 2004. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company's marketable consist of the following:

                               December 31, 2004
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $120,390       $128,621      $  8,231
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
                             ========       ========      =========


                               <page 14>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

3. Marketable Securities and Equity Interest - continued

These securities are considered available-for-sale, as defined by SFAS No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive
income, as follows:                                  December 31,    March 31,
                                                        2004           2004
                                                      --------       --------
   Unrealized holding gain(loss) recognized
      as of  				                  $ 23,862        $50,366
   Holding gain (loss) recognized
	in prior years endings                           (15,631)       (65,997)
								      --------	    -------

Unrealized holding gain (loss) on investment
      Available for sale                              $  8,231       $(15,631)
								       =======        =======

On July 14, 2004 the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Subsequently, Castaway and OneDisc have sold additional shares in their companies which has diluted our interest in each company. We now have an eight percent (8.0%)equity interest in each company.

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

     The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the nine months ended December 31, 2004 and 2003 was $29,130 and $27,973. Accumulated amortization at December 31 and March 31, 2004 was $159,012 and
$129,883.                       <page 15>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

5.   Income Taxes

     At December 31, 2004 and March 31, 2004, the Company had net deferred tax assets of approximately $760,000 and $600,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004 and March 31, 2004. At December 31, 2004 the Company has net operating loss carryforwards totaling approximately $2,237,000 which will begin to expire in the year 2015.

6. Notes Payable

    Notes payable-related party consist of the following:

                                                    December 31,   March 31,
                                                         2004         2004
                                                       -------      --------
     8% convertible note payable to Ryan Corley,
      President of the Company, due November 15,
      2003, Convertible into a maximum of
      1,100,000 common shares                        $ 110,000     $ 110,000

     6% convertible notes payable to Ryan Corley,
      President of the Company, due on demand,
      convertible into a maximum of
      1,996,860 common shares                          463,215       417,215
                                                      --------      --------
     Total notes payable-related party 	           $ 573,215     $ 527,215
                                                      ========      ========
   Notes payable consist of the following:

       6% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 369,025 common shares      $  60,554      $ 60,554

       4% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 350,000 common shares        175,000          -

       Non-interest bearing note payable to a           20,340          -
        stockholder, payments begin May 2005 in the
        amount of $5,000 per month, option to
        purchase 150,000 common shares at $.20
        per share.
                                                      --------      --------
     Total notes payable                             $ 255,894      $ 60,554
                                                      ========      ========



                                 <page 16>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


7.  Advances from Officer and Shareholder

	During the nine months ended December 31, 2004 a shareholder made additional unsecured advances totaling $173,800. At March 31, 2004, advances from shareholder was $226,540. On August 26, 2004 the Company converted $175,000 of the advances to a convertible note. The advances do not accrue interest; however the note has been discounted using an imputed interest rate of 6%. The balance at December 31, 2004 and March 31, 2004 is $207,503 and $201,987 with a discount of $17,837 and $24,553, respectively.

      During the nine months ended December 31, 2004, the CEO made additional and unsecured advances (net) totaling $30,323. At March 31, 2004, advances from the CEO was $29,647. On September 24, 2004 the Company converted $46,000
of the advances to a convertible note.   The advances do not accrue interest;
however the note has been discounted using an imputed interest rate of 6%. The balance at December 31, 2004 and March 31, 2004 is $12,265 and $27,550 with a discount of $1,705 and $2,097, respectively.

8. Common Stock Transactions

The Company issued 331,264 shares of restricted common stock in exchange for services in the nine months ended December 31, 2004.

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

10. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its
2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2004 and the year ended March 31, 2004, the Company granted 200,000 and 570,000 stock options to employees, consultants and members of the Board of Directors.






                                <page 17>
EnXnet, Inc.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS


10. Stock Options - continued

     During the nine months ended December 31, 2004 and 2003, Company granted 200,000 and 655,000 to employees and consultants to purchase common stock with exercise prices of $.50 to $.60 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the nine months ended December 31, 2004 and 2003 were $39,793 and 27,430 respectively.

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
                                       December 31, December 31,
                                           2004           2003
                                         ========      =========
         Dividends yield                     0%             0%
         Expected volatility                40%            82%
         Risk-free interest rate           1.0%           4.4%
         Expected life                  4.60 years     6.00 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information is presented below:

                                       December 31, December 31,
                                           2004           2003
                                         ========      =========
Pro forma net loss to stockholders $(477,976) $ (488,916) Pro forma basic and diluted
     net loss per share                    (0.019)       (0.021)

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

A summary of the status of the Company's stock options is presented below:

                                           December 31,    March 31,
                                               2004          2004
                                            =========     =========
Options outstanding at beginning of period  4,090,000     3,350,000
Options granted                               350,000     1,100,000
Options exercised                             (14,200)     (160,000)
Options canceled                                 -         (200,000)
                                            ---------     ---------
Options outstanding at end of period        4,425,800     4,090,000
                                            =========     =========

     The following table summarizes the information about the stock options as of December 31, 2004:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    Dec 31     Years   (Total shares)   Dec 31     shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000      .50       $.40         400,000      $.40
   .50   1,095,800     4.81        .50         945,800       .50
   .50     795,000     5.91        .50         530,000       .50
 .17-.90   785,000     1.96        .33         765,000       .32
 .40-.66 1,000,000     3.35        .52         774,000       .50
   .43     200,000     6.50        .43         150,000       .43
   .20     150,000     1.83        .20         150,000       .20
-------- ---------  ---------- ------------  ----------  ---------
$.17-.90 4,425,800     4.07        .45       3,714,800      $.44
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

     The Company currently can satisfy its current cash requirements for approximately 90-120 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select perspective individuals. This plan should provide the additional necessary funds required to enable the Company to continue marketing its products and enhancing the source code for ClearVideo until the Company can generate enough cash flow from operations to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities.

     The Company currently has six full-time employees on the payroll. It is anticipated that the Company will need to hire an additional three to six full-time employees in order to expand its products and services.

Results of Operations - Period from Inception (March 30, 1999) through December 31, 2004.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no significant revenues since incorporation. For the nine months ended December 31, 2004 and 2003, the Company incurred net losses of $447,566 and $387,051, or $(0.018) and $(0.016) per share, which is primarily the result of payment of payroll expenses, consulting and professional fees, travel and office expenses.

Liquidity and Capital Resources.

      From inception through December 31, 2004, the Company has issued 24,922,264 shares of its Common Stock to officers, directors and others. The Company has no operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for Disc Security Tag, EnXcase, several Electronic Article Surveillance tags and several Radio Frequency Identification Devices (RFID). The Company has $25,983 in cash as of December 31, 2004.

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

         Exhibit 31.1     Certification of Chief Executive Officer Pursuant to
                          Section 302 of The Sarbanes-Oxley Act Of 2002

         Exhibit 31.2     Certification of Chief Financial Officer Pursuant to
                          Section 302 of The Sarbanes-Oxley Act Of 2002

         Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act Of 2002


     (b) Reports on Form 8-K

         (1) On November 15, 2004 the Company announced that it entered into a contract with Corporate Disk Company, Inc., whereby Corporate Disk will manufacture DVDPlus optical media discs for EnXnet Coming by fax to you.

          (2) On January 18, 2005 the Company announced that it had been informed by DVDPlus international that it will showcase the Company's EnXcase at MIDEN 2005 at Cannes, France, January 23-27, 2005.
















                                <page 23>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: February 10, 2005
/s/ Ryan Corley
    Ryan Corley - President









































                                <page 24>