Form 10KSB
period 2005-03-31
ENXNET INC
filed 2005-06-21
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 000-30675

                                EnXnet, Inc.
              (Exact name of Small Business Issuer in its charter)

                  Oklahoma                     73-1561191
         (State of Incorporation) (I.R.S. Employer Identification No.)
               11333 E Pine St, Ste 75, Tulsa, Oklahoma 74116
                   (Address of principal executive offices.)
                 Registrant's telephone number: (918) 592-0015

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE
        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 COMMON STOCK

Check whether the Issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2)Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $395,046

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price for the Company's Common Stock at June 8, 2005 of $.16 per share, the market value of shares held by non-affiliates would be approximately $1,715,020.

As of June 8, 2005 the Registrant had 25,058,043 shares of Common
Stock issued and outstanding.

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

ITEM 1.   DESCRIPTION OF BUSINESS

THE BUSINESS

     EnXnet, Inc. (the "Company") was formed under the laws of the State of Oklahoma on March 30, 1999 as Southern Wireless, Inc. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices, focusing primarily on products, solutions, and services which support and enhance multimedia management. The Company changed its name to eMajix.com, Inc. on April 5, 2000 and on August 1, 2001 the name was changed to EnXnet, Inc.










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

Marketing

     The Company markets DVDPlus, and intends to market Disc Security Tag (DSTag), EnXCase, EnXDeck and ClearVideo by licensing the technology to individual manufacturers. Manufacturers will promote this product offering to distributors, production companies, and the content creation firms in order to increase their sales.

	The Company established a new division, EnXMedia, to market and distribute media products including DVDPlus (OneDisc), DVDs, CDs, SACDs, VCR and Cassette tapes along with product fulfillment services.

Patents

     Iterated Systems, Inc., the developer and licensor of ClearVideo software has twenty-four U.S. Patents and fourteen various international patents covering the methods, apparatus and processes used in compressing digital data, fractal encoding of data streams, fractal transformation of data, fractal compression of data, protecting the technology. The Company believes that these patents afford protection under existing patent laws against infringement for a period of time ranging from two years to twelve years. There is no assurance, however, that third parties will not infringe on the ClearVideo patents.

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

      The Company has filed for a patent covering rights for "acousto-magnetic" Electronic Article Surveillance (EAS) tags. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the "acousto-magnetic" EAS tags patents.

      The Company has filed for a patent covering rights for its design for Electronic Radio Frequency Identification Device Activated by Radiant Means (ARFIDTag) Electronic Article Surveillance (EAS) tags. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the ARFIDTag patents.


      The Company has filed for a patent covering rights for its rights covering its design for a hybrid Electronic Article Surveillance (EAS) device (HyTag). The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the HyTag tag patents.

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

Company's Office

     The Company's offices and technology center are located at 11333 E Pine St, Ste 75, Tulsa, Oklahoma 74116 and its telephone number is (918) 592-0015.

Employees

     The Company has five full-time employees and four consultants.

Risk Factors

     1. No Operating History and limited Revenues. The Company was recently formed and is subject to all the risks inherent in the creation of a new business. The Company has no record of profitable operations and there is nothing at this time upon which to base an assumption that the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2005 and 2004, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficit.

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

     8. Need for Additional Key Personnel. At the present time, the Company employs five full-time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

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

     10. Issuance of Additional Shares. As of June 8, 2005, approximately 174,941,957 shares of Common Stock or 87.47% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

     14. Limited Public Market for Securities. At present, the
Company's stock is traded on the NASD OTC Bulletin Board market. The stock has traded sporadically for the last forty two months. There is no assurance that a trading market will continue to develop in the future, or that it will be sustained. A shareholder of the Company's securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

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

     ITEM 2. DESCRIPTION OF PROPERTY

     The Company does not own any real property. The Company owns personal property in the form of licenses and office equipment. The Company currently leases its office and technology space in Tulsa, OK for $1,138 per month.

     The Company's offices are currently adequate and suitable for its operations. The Company will relocate its offices as the need arises. However, currently the Company has not entered into any negotiations with anyone to relocate its offices.

ITEM 3. LEGAL PROCEEDINGS

     We may from time to time be parties to various legal actions. We are currently being sued by a party to two agreements with the Company alleging breach of contract, fraud, and breach of fiduciary duty. This case is in the initial stages of litigation and it is impossible to determine the outcome or any potential adverse effect the outcome will have on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2004.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

    The Company's Common Stock is traded on the NASD OTC Bulletin Board under the symbol "EXNT."

HOLDERS

    As of June 8, 2005 there were approximately 261 stockholders of record of the Common Stock.

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

    There have been no recent sales of unregistered securities since March 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

    EnXnet, Inc. was formed under the laws of the State of Oklahoma on March 30, 1999 as Southern Wireless, Inc. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices, focusing primarily on products, solutions, and services which support and enhance multimedia management.

     The Company currently can satisfy its current cash requirements for approximately 60-90 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to select perspective individuals and from additional borrowings. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities.

     The Company currently has five full-time employees on the payroll. It is anticipated that the Company will need to hire additional employees in order to expand the marketing and developing of its products.

Results of Operations - March 31, 2005 and 2004.

     In the year ending March 31, 2004, the Company was considered a development stage company as defined in SFAS No. 7. Substantial revenues were produced in the year ending March 31, 2005 in regard to the overall operations of the organization, thus the Company is no longer considered to be in the development stage. During the years ended March 31, 2005 and 2004 our revenues from operations were $395,046 and $31,627. Gross profits from these revenues were $103,824 and $4,911, respectively. Prior to the year ending March 31, 2005 there had been no significant revenues since incorporation. For the years ended March 31, 2005 and 2004, the Company incurred operating expenses of $741,965 and $512,433. The increase in operating expenses of $229,532 (45%) is attributed to an increase in bad debt expense and in the Black-scholes option valuations related to stock options granted to consultants, and an increase in professional fees related to the filing of additional patents for our products.
 During the years ended March 31, 2005 and 2004 we incurred net losses of $733,624 and $542,971 or $(0.030) and $(0.023) per share, which is primarily the result of payment of payroll expenses, consulting fees, and bad debt expenses.



Liquidity and Capital Resources.

      From inception through May 21, 2004, the Company has issued 25,058,043 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $6,345 in cash as of March 31, 2005. In April and May 2005, the Company received additional advances from related parties.

     Until the current year, the Company was been in the development stage since its inception. The Company had no recurring source of revenue until the current year and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2005 and 2004. At March 31, 2005 and 2004 the working capital deficit was $1,188,682 and $821,302, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2005 and 2004 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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













ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

     The officers and directors of the Company are as follows:

Name                Age       Position

Ryan Corley         61        President, CEO, and
                              a member of the Board of Directors

Louis Aloisio       70        Former Secretary and Former member of the
                              Board of Directors (resigned March 31, 2005)

Stephen Hoelscher   46        CFO and Treasurer

W. H. Walker Jr.    52        Member of the Board of Directors

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

Ryan Corley - President, CEO, and a member of the Board of Directors.

     Mr. Corley has served as president and a member of the Board of Directors of the Company since February 5, 2000. In April 2004 Mr. Corley became a co-founder and co-managing member of Castaway Record Company, LLC and OneDisc Distribution Co., LLC. Mr. Corley resigned these positions in October 2004 and became a Member of the Board of Directors of both companies at that time. In January 2005 Mr. Corley resigned from the Board of Directors of Castaway Record Company, LLC and OneDisc Distribution Co., LLC and does not hold any position in these companies. Mr. Corley became a Director of Sure Trace Security Corporation (formerly Cormax Solutions Inc) on 12-30-2002 and resigned that position on February 10, 2004. Mr. Corley was the founder of Tsunami Media Corporation (formerly Gatsby's Coffee Company) and served as Chairman of the Board of Directors, Chief Executive Officer and Secretary/Treasurer since its inception September 10, 1998, until his resignation on February 22, 2000. Mr.
Corley served as a consultant to several startup companies and small public companies during the period of July 1995 through November 1998. Mr. Corley was Chairman of the Board of Directors and President of Charge, Inc., and Charge Entertainment Corporation, its wholly owned subsidiary, from October 1986 through October 1995. Mr. Corley also was a founder in 1986, a member of the Board of Directors until his resignation on October 30, 1995, having served as Chairman of the Board of Directors from 1987 until January 23, 1995, President and Chief Executive Officer until his resignation from these positions on May 30, 1995, of U.S. Technologies Inc., a NASDAQ listed public corporation. Mr. Corley received a Bachelor of Science in Business Administration and a Masters in Business Administration from the University of Tulsa.

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since
May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 23 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher has been the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas from 2000 to 2005. Mr. Hoelscher will continue his work with Mastodon but does not anticipate it will interfere with his work for the Company.
Mr. Hoelscher was also the Controller for Aperian, Inc. an Austin, Texas based publicly traded company from 1997 to 2000. Prior to joining Aperian, he was the controller for Protos Software Company in Georgetown, Texas from 1996 to 1997. Mr. Hoelscher was Audit Manager with Brown, Graham and Company, P.C. from 1989 to 1996. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

Louis Aloisio - Former Secretary and former member of the Board of Directors

     Mr. Aloisio was the Secretary of the Company, having been appointed to serve beginning June 8, 2000 and resigning March 31, 2005.
Mr. Aloisio was a co-founder, a 50% owner and serves as Chief Financial Officer of Cellular Concepts an authorized distributor of U.S. Cellular in Tulsa, Oklahoma. Mr. Aloisio served as President and a member of the Board of Directors of Gatsby's Coffee Company from October 1998 through March 5, 2000, when Gatsby's was acquired by Tsunami Media Corporation. From December
1997 through December 1999, Mr. Aloisio served as Vice President of sales for Denco Corporation, a construction company located in Tulsa, Oklahoma. Mr. Aloisio was founder, President and Chief Operating
Officer of Mondo's Italian Restaurant from 1969 through 1997. Mondo's was acquired by Hospitality, Inc in 1997.

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation.

    SUMMARY COMPENSATION TABLE. The following table summarizes the compensation earned during the fiscal year by our chief executive officer who served during the fiscal years ended March 31, 2005 and
2004.
                           SUMMARY COMPENSATION TABLE (1)
Name                                        OTHER
Position     YEAR    SALARY    BONUS    COMPENSATION
Ryan Corley  2005   $36,000     -0-          -0-
CEO          2004    30,000     -0-          -0-

(1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.




Option Grants.

    The following table sets forth certain information concerning stock options granted to the named officers and directors during the years ended March 31, 2005 and 2004.

                              INDIVIDUAL GRANTS
                 Number of
                 Securities Percent of Total
                 Underlying Options Granted  Exercise or
                  Options   to Employees in  Base Price
                 Granted(#)   Fiscal Year     ($/share)  Expiration Date
Name
Ryan Corley       100,000        13.79%          .66        07/02/2011
Ryan Corley       400,000        55.17           .50        09/21/2006
Louis Aloisio      45,000         6.21           .60        07/02/2011
W.H. Walker Jr.    45,000         6.21           .60        07/02/2011
Stephen Hoelscher 100,000        28.57           .43        07/02/2011
Stephen Hoelscher  30,000         4.14           .60        07/02/2011

     No stock options have been exercised by any of the officers or directors in fiscal 2005 and 2004.

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




















ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth the Common Stock ownership as of June 8, 2005, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

                                                           Percentage
Name and            Number of                               of Shares
address of owner    Shares         Position                  Owned

Ryan Corley         12,804,979    President,                51.10%
P.O. Box 140021                    CEO, and a member of the
Austin, TX 78714                   Board of Directors

Stephen Hoelscher       25,090     Chief Financial Officer   0.10%
900 Indian Springs Rd              and Treasurer
Georgetown, TX 78628

W. H. Walker, Jr.       55,100     Member of the Board       0.22%
3420 East 61st Place               of Directors
Tulsa, OK 74136

Louis Aloisio             -        Former Secretary and      0.00%
6048 S Yale Ave                    Former Member of the
Tulsa, OK 74135                    Board of Directors

All officers and    12,885,169                              51.42%
directors as a
group (4 persons)

Guy Reidel           1,600,000                               6.39%
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

     On September 24, 2004, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional $46,000. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 230,000 shares of restricted Rule 144 Common Stock on demand.


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

31.1  Certification of Chief Operating Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our board of directors appointed Sprouse & Anderson, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2005 and 2004. The aggregate fees billed by Sprouse & Anderson,
L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10-KSB for the fiscal years ended March 31, 2005 and March 31, 2004 was $7,500 and $7,500, respectively.

Audit Related Fees

For the fiscal years ended March 31, 2004 and March 31, 2003, the aggregate fees billed for assurance and related services by Sprouse & Anderson, L.L.P. relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $6,000 and $6,000 respectively.




Tax Related Fees

For the Company's fiscal year ended March 31, 2005 and 2004, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2005 and 2004.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

            SIGNATURE              TITLE                           DATE
            ---------              -----                           ----
/s/ Ryan Corley           President,                       June 9, 2005
- --------------------    CEO, and a member of the
    Ryan Corley           Board of Directors

/s/ Stephen Hoelscher     Chief Financial Officer          June 9, 2005
  -------------------     and Treasurer
    Stephen Hoelscher

/s/ W. H. Walker, Jr.     Member of the                    June 9, 2005
- --------------------    Board of Directors
    W. H. Walker, Jr.




























Sprouse & Anderson, L.L.P.
Certified Public Accountants


Board of Directors and Stockholders
EnXnet, Inc.


INDEPENDENT AUDITORS REPORT


We have audited the accompanying balance sheets of EnXnet, Inc. (the Company), as of March 31, 2005 and 2004, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.
 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   /s/ Sprouse & Anderson L.L.P.


Austin, Texas
June 9, 2005






                                F-1
EnXnet, Inc
BALANCE SHEETS

ASSETS                                                 March 31,
                                                    2005       2004
Current assets:
Cash                                              $  6,345  $   5,206
Accounts receivable (net allowance for doubtful
accounts of $100,022, and 0, respectively)          18,219      3,613
Prepaid expense                                      8,560     97,892
                                                  ________   ________
Total current assets                                33,124    106,711
                                                  ________   ________

Equipment, net                                       4,970      7,975
                                                  ________   ________
Other assets:
Deposits and deferred charges                        1,137      2,350
Licenses, net                                      199,053    237,892
Marketable securities                               70,617    148,859
Investment                                         100,000       -
                                                  ________    _______
Total other assets                                 370,807    389,101
                                                  ________    _______
Total assets                                      $408,901   $503,787
                                                  ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses            $ 153,287   $ 84,057
Advances from officer-related party                  3,270     29,647
Advances from stockholder                          234,840    226,540
Notes payable                                      257,194     60,554
Notes payable - related party                      573,215    527,215
                                                 _________   ________
Total current liabilities                        1,221,806    928,013
                                                 _________   ________

Stockholders' equity (deficit):
Common stock, $.00005 par value; 200,000,000
  shares authorized; 25,058,043 and 24,326,800
  issued and outstanding March 31, 2005 and
  March 31, 2004, respectively                       1,253      1,216
Additional paid-in capital                       1,714,689  1,399,404
Common stock subscribed                               -       (19,665)
Retained deficit                                (2,523,174)(1,789,550)
Other comprehensive income                          (5,673)   (15,631)
                                                  ________   ________
Total stockholders' equity (deficit)              (812,905)  (424,226)
                                                  ________   ________
Total liabilities and
  stockholders' equity (deficit)                 $ 408,901  $ 503,787
                                                  ========   ========

The accompanying notes are an integral part of these financial statements.
                                F-2
EnXnet, Inc.
STATEMENTS OF LOSS



                                              For the Years Ended
                                                   March 31,
                                                 2005      2004

Revenues                                    $  395,046   $ 31,627
Cost of revenues                               291,222     26,716
                                               _______    _______
Gross Profit                                   103,824      4,911

Operating expenses:
Consulting fees                                221,086    132,613
Depreciation & amortization                     42,612     49,728
Bad debts                                      100,022      5,988
Royalties                                          450     25,800
Advertising                                      9,333       -
Payroll                                        199,429    167,553
Professional services                           78,188     25,029
Occupancy expense                               38,047     52,063
Office expense                                  27,651     20,863
Travel expense                                  21,168     30,379
Other expense                                    3,979      2,417
                                               _______    _______
Total operating expenses                       741,965    512,433
                                               _______    _______

Operating loss                                (638,141)  (507,522)

Other Income (expense):
Gain (Loss) on sale of
 marketable securities                           2,478        -
Interest income                                    -           21
Interest expense                               (97,961)   (35,470)
                                               _______    _______
Net loss                                      (733,624)  (542,971)

Other comprehensive income:
Net unrealized gain (loss) on
 marketable securities                           9,958     50,366
                                               _______    _______
Comprehensive income (loss)                 $ (723,666) $(492,605)
                                               =======    =======

Net loss per share-basic
  and diluted                               $    (.030) $ (0.023)
                                               ========   =======
Weighted average number
of shares outstanding                        24,711,563 23,802,869
                                             ========== ==========


The accompanying notes are an integral part of these financial statements.
                                F-3


EnXnet, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended March 31, 2005 and 2004



                                  Common Stock            Additional                   Other
                         _______________________________   Paid-in     Retained    Comprehensive
                           Shares    Amount  Subscribed     Capital     Deficit       Income       Total
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2003  23,595,200  $1,180  $      -     $1,124,781  $(1,246,579) $     (65,997) $(186,615)
Common stock issued for:
   Services                 497,600      24         -        153,842         -              -       153,866
   License                   74,000       4         -         14,796         -              -        14,800
   Options exercised        160,000       8      (19,665)     44,192         -              -        24,535
Options issued for services    -          -         -         61,793         -              -        61,793
Net loss                       -          -         -           -      (  542,971)          -      (542,971)
Other comprehensive income     -          -         -           -            -            50,366     50,366
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2004  24,326,800  $1,216  $   (19,665) $1,399,404  $(1,789,550) $     (15,631) $(424,226)
Common stock issued for:
   Cash                     250,000      12         -         74,988         -              -        75,000
   Services                 467,043      24         -        106,521         -              -       106,545
   Options exercised         14,200       1       19,665       7,099         -              -        26,765
Options issued for services    -          -         -         41,310         -              -        41,310
Options issued with notes      -          -         -         10,671         -              -        10,671
Conversion value of
   debt issued                 -          -         -         54,000         -              -        54,000
Extension of options           -          -         -         20,696         -              -        20,696
Net loss                       -          -         -           -      (  733,624)          -      (733,624)
Other comprehensive income     -          -         -           -            -             9,958      9,958
                         __________  ______  ___________  __________  ___________  _____________  _________
Balance: March 31, 2005  25,058,043  $1,253  $      -     $1,714,689  $(2,523,174) $      (5,673) $(812,905)
                         ==========  ======  ===========  ==========  ===========  =============  =========




The accompanying notes are an integral part of these financial statements.
                                F-4


EnXnet, Inc.
STATEMENTS OF CASH FLOWS


                                              For the Year Ended
                                                    March 31,
                                                 2005       2004
Cash flows from operating activities:
Net loss                                      $(733,624) $(542,971)
Adjustments to reconcile net loss
 to cash provided (used) by
 operating activities:
Depreciation and amortization                    98,923     49,728
Variable option accounting charge                20,696        -
(Gain)Loss on sale of
 marketable securities                           (2,478)       -
Stock issued for services                       106,545     56,217
Options issued for services                      41,310     61,793
Changes in operating assets
 and liabilities:
Accounts and other receivable                   (14,606)    (1,941)
Prepaid expenses                                 89,332        157
Other assets                                      1,213        -
Accounts payable and accrued expenses            58,530     71,807
                                               ________    _______
Net cash used in operating
  activities                                   (334,159)  (305,210)
                                               ________    _______
Investing activities:
Purchase of equipment                              (768)       -
Purchase of equity investments                 (100,000)       -
Proceeds from sale of
 marketable securities                           90,678        -
                                                _______    _______
Net cash provided (used) by
 investing activities                           (10,090)       -
                                                _______    _______
Financing activities:
Proceeds from note payable                       30,000     79,215
Net proceeds from advances from
  officer and stockholder 		            213,623    193,388
Proceeds from sale of common stock              101,765     24,535
                                                _______    _______
Net cash provided by financing
 activities                                     345,388    297,138
                                                _______    _______
Net increase (decrease) in cash                   1,139    ( 8,072)
Cash, beginning of period                         5,206     13,278
                                                _______    _______
Cash, end of period                             $ 6,345   $  5,206
                                                =======    =======





The accompanying notes are an integral part of these financial statements.
                                F-5
EnXnet, Inc.
STATEMENTS OF CASH FLOWS - continued







                                              For the Years Ended
                                                   March 31,
                                                2005       2004
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                        $    -      $   -
Income taxes                                         -          -

Non-cash financing activities:
Issuance of notes payable in exchange
 For accounts payable                                -        40,890
Conversion of advances to notes payable           221,000       -
Conversion of advances to accounts payable         10,700       -
Issuance of common stock in exchange
 for ClearVideo license                              -        14,800
Issuance of common stock for services             106,545     56,217
Issuance of common stock for future
 prepaid services                                    -        97,649
Issuance of options for notes payable              10,671       -
Issuance of stock options for services             41,310     61,793
                                                  =======    =======

























The accompanying notes are an integral part of these financial statements.
                                F-6
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

1. Summary of Accounting Policies

Nature of Business

EnXnet, Inc. (the "Company") was formed under the laws of the State of
Oklahoma on March 30, 1999 as Southern Wireless, Inc.    It is a business
and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices, focusing primarily on products, solutions, and services which support and enhance multimedia management.

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

     The following table details the Company's equipment:
                                                       March 31,
                                                    2005        2004
                                                   ------      ------
     Equipment                                   $ 53,137    $ 52,369
     Accumulated depreciation                     (48,167)    (44,394)
                                                  -------     -------
     Equipment, net                              $  4,970    $  7,975
                                                  =======     =======

Depreciation expenses for the years ended March 31, 2005 and 2004 were $3,772 and $10,890, respectively.

Advertising

     Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2005 and 2004 were $9,333 and $0, respectively.

Reclassifications

     Certain amounts have been reclassified from the prior financial statements for comparative purposes.

                                F-7
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

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

Marketable Securities

	The Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt And Equity Securities. The Company's securities are considered available-for-sale and are valued at fair value for financial statement purposes. Fair value is based on quoted market prices. The Company uses the average cost method for determining the cost basis on realized gains and losses of investments. The unrealized holding gain or loss represents the net change in the fair value of those securities and is shown in other comprehensive income.

Revenue Recognition

	The Revenue is considered earned upon the delivery of products and the collectability of the sales is reasonably assured.

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

Accounts Receivable

     Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer. Customer account balances with invoices dated over ninety days or ninety days past the due date are considered delinquent.
                                F-8
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

1. Summary of Accounting Policies - continued

Accounts Receivable - continued

      The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. In addition, management periodically evaluates the adequacy of the allowance based on the Company's past experience.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of March 31, 2005 and 2004 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on March 31, 2005 and 2004.

Research and Development Costs

     Research and development costs are charged to expense as incurred.

Stock Based Compensation

     The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period.
SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") require companies that continue to use APB 25 to account for its stock-based compensation plan to make proforma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied. Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.
                                F-9
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

1. Summary of Accounting Policies - continued

Stock Based Compensation - continued

In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The options granted in 2005 and 2004 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:

                                              2005            2004
                                            --------        --------
   Net loss                As reported     $(733,624)      $(542,971)
                           Proforma        $(774,170)      $(653,319)

   Basic loss per share    As reported        $(.030)         $(.023)
                           Proforma           $(.031)         $(.027)

   Diluted loss per share  As reported        $(.030)         $(.023)
                           Proforma           $(.031)         $(.027)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2005; dividend yield of 0%, expected volatility of 40%, risk free interest rates of 1.0%, and an expected life of approximately 7.20 years. The following assumptions were for grants in 2004; dividend yield of 0%, expected volatility of 40%, risk free interest rates of 1.0%, and an expected life of 4.83 years.

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






                                F-10
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

1. Summary of Accounting Policies - continued

New Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.


                                F-11
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

1. Summary of Accounting Policies - continued

New Accounting Pronouncements - continued

In December 31, 2004, the FASB issued SFAS No. 123R which replaces SFAS
No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award. Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

  In December 2004, the FASB issued SFAS No. 153 which eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21 (b) of APB opinion No. 29, "Accounting for Non-Monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

2. Going Concern

     The Company has a working capital deficit and has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. Management is currently in negotiations with potential customers and with marketing representatives to establish a more developed product channel. Funds required to carry out management's plans are expected to be derived from future stock sales, proceeds of marketable securities or borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

3. Development Stage

     In the year ending March 31, 2004, the Company was considered a development stage company as defined in SFAS No. 7. Substantial revenues were produced in the year ending March 31, 2005 in regard to the overall operations of the organization, thus the Company is no longer considered to be in the development stage.


                               F-12
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

4. Marketable Securities

     The Company owns 51,924 and 111,924 shares of Fonar Corporation as of March 31, 2005 and 2004. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. Management's intent is to hold these securities therefore they are being shown as a non-current asset. The Company's marketable consist of the following securities:

                                      2005
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $ 76,290       $ 70,617      $( 5,673)
                             ========       ========      =========

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
                             ========       ========      =========

These securities are considered available-for-sale, as defined by SFAS No.
115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:
                                                      2005           2004
                                                     ------         ------
   Unrealized holding gain(loss) recognized
      as of year end  					   $  9,958       $ 50,366
   Holding gain (loss) recognized
	in prior years endings                        (15,631)       (65,997)
								   ---------	---------
Unrealized holding gain (loss) on investment
      Available for sale                           $( 5,673)      $(15,631)
								   ==========     =========

The Company sold certain available-for-sale securities during the year ended March 31, 2005 and received $ 90,678 in proceeds. Sales of these securities also resulted in a realized gain of $2,478. There were no sales of securities during the year ended March 31, 2004.











                                F-13
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

5.   Licenses

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

     The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the years ended March 31, 2005 and 2004 was $38,839 and $38,838 and accumulated amortization was $168,722 and $129,883

     Amortization expense for the next five years is as follows:

                                             March 31,
                                               2006      $ 38,839
                                               2007        38,839
                                               2008        38,839
                                               2009        38,839
                                               2010        38,839
                                            Thereafter      4,858
                                                          -------
                                              Total      $199,053
                                                          =======

6.   Income Taxes

     At March 31, 2005 and 2004, the Company had net deferred tax assets of approximately $858,000 and $600,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2005 and 2004. At March 31, 2005 the Company has net operating loss carryforwards totaling approximately $2,524,000 which will begin to expire in the year 2015.



                                F-14
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

7. Notes Payable

    Notes payable-related party consists of the following:
                                                             March 31,
                                                         2005          2004
                                                       -------      --------
     8% convertible note payable to Ryan Corley,
      President of the Company, due on demand
      Convertible into a maximum of
      1,100,000 common shares                        $ 110,000     $ 110,000

     6% convertible notes payable to Ryan Corley,
      President of the Company, due on demand,
      convertible into a maximum of
      1,996,860 common shares                          463,215       417,215
                                                      --------      --------
     Total notes payable-related party 	           $ 573,215     $ 527,215
                                                      ========      ========
   Notes payable consist of the following:

       6% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 369,025 common shares      $  60,554      $ 60,554

       4% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 350,000 common shares        175,000          -

       Non-interest bearing note payable to a           21,640          -
        stockholder, with a face value of $30,000,
        discounted at an effective interest rate
        of 6%. Payments begin May 2005 in the
        amount of $5,000 per month, with the option
        to purchase 150,000 common shares at $.20
        per share. The note matures October 2005.
                                                      --------      --------
     Total notes payable                             $ 257,194      $ 60,554
                                                      ========      ========
8.  Advances from Officer and Stockholder

	During the year ended March 31, 2005 a stockholder made additional unsecured advances totaling $183,300. On August 26, 2004 the Company converted $175,000 of the advances to a convertible note. At March 31, 2005 and 2004, advances from stockholder were $234,840 and $226,540, respectively.

      During the year ended March 31, 2005, the CEO made additional and unsecured advances (net) totaling $30,322. On September 24, 2004 the Company converted $46,000 of the advances to a convertible note. At March 31, 2005 and 2004, advances from CEO were $3,270 and $29,647, respectively.




                                F-15
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

9.  Related Parties Transactions

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

On September 24, 2004, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional
$46,000. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 230,000 shares of restricted Rule 144 Common Stock on demand.

10. Common Stock Transactions

     During the years ended March 31, 2005 and 2004, the Company issued 467,043 and 497,600 shares of restricted Rule 144 common stock for services in the amount of $106,545 and $153,866.

11. Anti-Dilution Clause

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















                                F-16
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

12. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the year ended
March 31, 2005 and 2004, the Company granted 350,000 and 570,000 stock options to employees, consultants and members of the Board of Directors.

     During the years ended March 31, 2005 and 2004, the Company granted 350,000 and 530,000 Options to employees and consultants to purchase common stock with exercise prices of $.40 to $.66 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the years ended March 31, 2005 and 2004 in the amounts of $41,200 and $61,793.

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

     The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
                                      2005            2004
         Dividends yield                0%              0%
         Expected volatility           40%             40%
         Risk-free interest rate      1.0%            1.0%
         Expected life                7.20 years      4.83 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information as of March 31, 2005 and 2004, is presented below:
                                           2005          2004
                                         ========      ========
Pro forma net loss to stockholders      $(774,170)   $(653,319)
Pro forma basic and diluted
     net loss per share                    (0.031)      (0.027)

     Stock options to non-employees have been accounted for at the fair value of the options at the grant date as determined using the Black-Scholes option-pricing model.






                              F-17
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

12. Stock Options - continued

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

    A summary of the status of the Company's stock options as of March 31, 2005 and 2004, is presented below:

                                             2005       2004
                                          =========  =========
Options outstanding at beginning of year  4,090,000  3,350,000
Options granted                             350,000  1,100,000
Options exercised                           (14,200)  (160,000)
Options canceled                            (25,000)  (200,000)
                                          ---------  ---------
Options outstanding at end of year        4,400,800  4,090,000
                                          =========  =========

The following table summarizes the information about the stock options as of March 31, 2005:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    March 31   Years   (Total shares)   March 31   shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000      .25       $.40         400,000      $.40
   .50   1,095,800     4.57        .50         945,800       .50
   .50     795,000     5.67        .50         795,000       .50
 .17-.90   760,000     1.80        .33         755,000       .34
 .40-.66 1,000,000     3.09        .52         794,000       .50
   .43     200,000     6.33        .43         150,000       .43
   .20     150,000     1.58        .20         150,000       .20
-------- ---------  ---------- ------------  ----------  ---------
$.17-.90 4,400,800     3.54        .45       3,989,800      $.45
======== =========  ========== ============  ==========  =========






                                F-18
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

12. Stock Options - continued

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
======== =========  ========== ============  ==========  =========

13. EARNINGS PER SHARE

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2005 and 2004, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.



14. Other Comprehensive Income

       								2005         2004
       							    --------      --------
       Holding gain (loss) during the period	     $ 1,558       $50,366
       Reclassification adjustment for sale of
          securities						 8,400          -
       							    --------      --------
       Net Gain  recognized in other
          comprehensive income                        $9,958       $50,366

								   =========      ========
15. Investment

      In July 2004, the Company acquired a 10% equity interest in Castaway Record Company for $50,000 and a 10% equity interest in One Disc Distribution Company for $50,000. Both of these investments are stated at cost on the balance sheet as of March 31, 2005. The investment approximates fair value and as such, there was no unrealized gain or loss, and therefore, no comprehensive income or loss to recognize at March 31, 2005.


                                F-19
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2005 and 2004

16. Commitments and Contingencies

     The Company is involved in litigation in the ordinary course of business. Based on information currently available, it is the opinion of management that the ultimate resolution of the pending legal proceedings will not have a material impact on the financial statements.















































                                F-20