Form 10QSB
period 2005-06-30
ENXNET INC
filed 2005-08-11
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549



FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2005



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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801


As of August 3, 2005, there were 25,347,893 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================



INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
June 30, 2005 and March 31, 2005                                    3

Statements of Loss
For the three months ended June 30, 2005 and 2004,                  4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the three months ended June 30, 2005 and 2004,                 6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     10-21

Item 2. Managements Discussion and Analysis or Plan of Operation  21-23

Item 3. Controls and Procedures                                     23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           24

Item 2. Changes in Securities                                       24

Item 3. Defaults Upon Senior Securities                             24

Item 4. Submission of Matters to a Vote to Security Holders         24

Item 5. Other Information                                           24

Item 6. Exhibits and Reports on Form 8-K                            24

SIGNATURES                                                          25

Exhibit 31.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                          26

Exhibit 31.2     Certification of financial statements
                   Chief Financial Officer                          27

Exhibit 32.1     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                       28




EnXnet, Inc.
BALANCE SHEETS

                                                        June 30,    March 31,
                                                          2005        2005
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                  $    2,366   $  6,345
Accounts receivable (net allowance for doubtful
 accounts of $100,022 and $100,022, respectively)          8,325     18,219
Prepaid expense                                            1,619      8,560
                                                       _________   ________
Total current assets                                      12,310     33,124
                                                       _________   ________

Equipment, net                                             4,642      4,970
                                                       _________   ________
Other assets:
Deposits and deferred charges                              1,137      1,137
Licenses, net                                            189,266    199,053
Marketable securities                                     56,309     70,617
Investment                                               100,000    100,000
                                                       _________    _______
Total other assets                                       346,712    370,807
                                                       _________    _______
Total assets                                          $ $363,664   $408,901
                                                       =========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                 $  168,703  $ 153,287
Advances from officer-related party                        7,270      3,270
Advances from stockholder                                275,340    234,840
Notes payable                                            257,194    257,194
Notes payable-related party                              573,215    573,215
                                                       _________   ________
Total current liabilities                              1,281,722  1,221,806
                                                       _________   ________
Stockholders' equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
25,332,893 and 25,058,043 issued and
outstanding June 30, 2005 and March 31, 2005               1,267      1,253
Additional paid-in capital                             1,743,661  1,714,689
Retained deficit                                      (2,650,355)(2,523,174)
Other comprehensive income                               (12,631)    (5,673)
                                                       _________   ________
Total stockholders equity (deficit)                     (918,058)  (812,905)
                                                       _________   ________
Total liabilities and stockholders' equity (deficit)  $  363,664  $ 408,901
                                                       =========   ========




See accompanying summary of accounting policies and notes to financial statements. <page 3>
EnXnet, Inc.
STATEMENTS OF LOSS (Unaudited)



                                           Three Months Ended
                                                June 30,
                                            2005        2004

Revenues                                 $   1,790   $  24,721
Cost of revenues                               750      17,341
                                           _______     _______

Gross profit                                 1,040       7,380
                                           _______     _______
Operating expenses:
Consulting fees                             17,545     110,145
Depreciation & amortization                 10,115      10,653
Bad debts                                     -           -
Royalties                                      570        -
Advertising                                   -            833
Payroll                                     44,222      54,700
Professional services                       26,575      30,072
Occupancy expense                            7,128      11,827
Office expense                               5,132       5,693
Travel expense                               1,559       4,010
Other expense                                  120         311
                                           _______     _______
Total operating expenses                   112,966     228,244
                                           _______     _______
Operating loss                            (111,926)   (220,864)

Other income (expense):
Gain (loss) on sale of
 marketable securities                    (  1,543)       -
Interest income                                  2           4
Interest expense                          ( 13,714)   (  9,341)
                                           _______     _______
Net loss                                  (127,181)   (230,201)

Other comprehensive income(loss):
Net unrealized gain(loss)on
 marketable securities                      (6,958)   (  5,596)
                                           _______     _______
Comprehensive loss                        (134,139)   (235,797)
                                           =======     =======
Net loss per share basic and diluted     $(   .005)  $(   .009)
                                           =======     =======
Weighted average number
  of shares basic and diluted           25,265,122  24,467,721
                                        ==========  ==========




See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>


EnXnet, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)(Unaudited)




                             Common Stock     Additional                   Other
                         __________________    Paid-in      Retained   Comprehensive
                           Shares    Amount    Capital       Deficit      Income         Total
                         __________  ______  __________  ____________  _____________  __________
Balance: March 31, 2005  25,058,043  $1,253  $1,714,689  $(2,523,174) $      (5,673)  $(812,905)
Common stock
  issued for:
   Services                 274,850      14      28,972         -              -         28,986
Net loss                       -          -        -      (  127,181)          -       (127,181)
Other comprehensive income     -          -        -            -            (6,958)     (6,958)
                         __________  ______  __________  ___________  _____________  __________
Balance:
    June 30, 2005        25,332,893  $1,267  $1,743,661  $(2,650,355) $     (12,631)  $(918,058)
                         ==========  ======  ==========  ===========  =============  ==========

















See accompanying summary of accounting policies and notes to financial statements. <page 5>


EnXnet, Inc.
STATEMENTS OF CASH FLOWS (Unaudited)



                                                 Three Months Ended
                                                      June 30
                                                  2005       2004
Cash flows from operating activities:
Net loss                                       $(127,181) $(230,201)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                     11,616     10,653
(Gain) Loss on sale of marketable securities       1,543       -
Stock issued for equipment                          -          -
Stock issued for services                         27,485     24,823
Options issued for services                         -        29,019
Options issued with notes                           -          -
Changes in operating assets and liabilities:
Accounts and other receivable                      9,894   ( 19,135)
Prepaid expense                                    6,941     44,063
Accounts payable and accrued expenses             15,416     27,533
                                                 _______    _______
Net cash flows from operating activities        ( 54,286)  (113,245)
                                                 _______    _______
Investing activities:
Purchase of fixed assets                            -      (    767)
Purchase of equity interest investments             -          -
Proceeds from sale of
 marketable securities                             5,807       -
                                                 _______    _______
Net cash flows from
 investing activities                              5,807   (    767)
                                                 _______    _______
Financing activities:
Proceeds from advances from officer
 and stockholder                                  48,700     73,863
Proceeds from sale of common stock                  -        76,765
Repayment of advances                            ( 4,200)      -
                                                 _______    _______
Net cash flows from financing activities          44,500    150,628
                                                 _______    _______
Net increase in cash                             ( 3,979)    36,616

Cash, beginning of period                          6,345      5,206
                                                 _______    _______
Cash, end of period                             $  2,366   $ 41,822
                                                 =======    =======







See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:



                                                 Three Months Ended
                                                      June 30
                                                  2005       2004
Cash paid during the period for:
Interest                                       $   -      $   -
Income taxes                                   $   -      $   -

Non-cash financing activities:
Issuance of common stock for service           $ 27,485   $ 24,823
Issuance of stock options for services         $   -      $ 29,019


































See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2005 included in the Company Form 10-KSB.

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







                                <page 8>
EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

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


                                <page 9>
EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

ClearVideo License-continued

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
















                                <page 10>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

Summary of accounting policies - Continued

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

     The following table details the Company's equipment:
                                                  June 30,    March 31,
                                                    2005        2005
                                                   ------      ------
     Equipment                                   $ 53,137    $ 53,137
     Accumulated depreciation                     (48,495)    (48,167)
                                                  -------     -------
     Equipment, net                              $  4,642    $  4,970
                                                  =======     =======

Depreciation expenses for the three months ended June 30, 2005 and 2004 were $328 and $943, respectively.

Advertising

     Advertising costs are expensed as incurred. Advertising expenses for the three months June 30, 2005 and 2004 were $ 0 and $833, respectively.

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





                                <page 11>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

Summary of accounting policies - Continued

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

Revenue Recognition

	The Revenue is considered earned upon the delivery of products and the collectibility of the sales is reasonably assured.

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







                                <page 12>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of June 30, 2005 and March 31, 2005 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2005 and March 31, 2005.

Research and Development Costs

     Research and development costs are charged to expense as incurred.

Stock Based Compensation

     The Company measures compensation cost for its stock based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The difference, if any, between the fair value of the stock on the date of grant over the exercise price for the stock is accrued over the related vesting period.
SFAS No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") require companies that continue to use APB 25 to account for its stock-based compensation plan to make pro forma disclosures of net income (loss) and earnings (loss) per share as if SFAS 123 had been applied. Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In addition, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.




                                <page 13>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

Summary of accounting policies - Continued

Stock Based Compensation - continued

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
                                                  June 30,
                                              2005        2004
                                            --------    --------
   Net loss                As reported     $(127,181)  $(230,201)
                           Pro forma       $(130,409)  $(240,338)

   Basic loss per share    As reported        $(.005)     $(.009)
                           Pro forma          $(.005)     $(.010)

   Diluted loss per share  As reported        $(.005)     $(.009)
                           Pro forma          $(.005)     $(.010)

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











                                <page 14>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

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

4. Marketable Securities and Investment

     The Company owns 46,924 and 111,924 shares of Fonar Corporation as of June 30, 2005 and March 31, 2005. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards
No. 115, Accounting for Investments in Debt and Equity Securities. The Company's marketable consist of the following:

                               June 30, 2005
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $ 68,940       $ 56,309      $(12,631)
                             ========       ========      =========

                               March 31, 2005
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $ 76,290       $ 70,617      $ (5,673)
                             ========       ========      =========







                                <page 15>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

4. Marketable Securities and Investment-continued

     These securities are considered available-for-sale, as defined by SFAS
No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:
                                                      June 30,    March 31,
                                                        2005         2005
                                                      --------     --------
   Unrealized holding gain(loss) recognized as of     $( 6,958)    $ 9,958
   Holding gain (loss) recognized
	in prior years endings                           ( 5,673)     (15,631)
								      --------	  -------

Unrealized holding gain (loss) on investment
      Available for sale                              $(12,631)    $( 5,673)
								       =======      =======

     The Company sold certain available-for-sale securities during the three months ended June 30, 2005 and received $5,807 in proceeds. Sales of these securities also resulted in a realized loss of $1,543. There were no sales of securities during the three months ended June 30, 2004. Management's intent is to hold these securities and therefore they are shown as a non-current asset.

     On July 14, 2004 the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company aquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. The investments are stated at cost and approximate fair value at June 30, 2005.

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


                                <page 16>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

5.  Licenses-continued

     The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the three months ended June 30, 2005 and 2004 was $9,787 and $9,710 and accumulated amortization was $178,509 and $168,722

6.   Income Taxes

     At June 30, 2005 and March 31, 2005, the Company had net deferred tax assets of approximately $901,000 and $858,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005 and March 31, 2005. At June 30, 2005 the Company has net operating loss carryforwards totaling approximately $2,650,000 which will begin to expire in the year 2015.

7. Notes Payable

    Notes payable-related party consists the following:

                                                       June 30,    March 31,
                                                         2005         2005
                                                       -------      --------
     8% convertible note payable to Ryan Corley,
      President of the Company, due November 15,
      2003, Convertible into a maximum of
      1,100,000 common shares                        $ 110,000     $ 110,000

     6% convertible notes payable to Ryan Corley,
      President of the Company, due on demand,
      convertible into a maximum of
      1,996,860 common shares                          463,215       463,215
                                                      --------      --------
     Total notes payable-related party 	           $ 573,215     $ 573,215
                                                      ========      ========
















                                 <page 17>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

7. Notes Payable-continued

   Notes payable consist of the following:

       6% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 369,025 common shares      $  60,554      $ 60,554

       4% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 350,000 common shares        175,000       175,000

       Non-interest bearing note payable to a           21,640        21,640
        stockholder, payments begin May 2005 in the
        amount of $5,000 per month, option to
        purchase 150,000 common shares at $.20
        per share, note was discounted using an
        imputed interest rate of 6%.
                                                      --------       -------
     Total notes payable                             $ 257,194      $257,194
                                                      ========       =======

8.  Advances from Officer and Stockholder

     During the three months ended June 30, 2005, a stockholder made additional unsecured advances totaling $40,500. At June 30, 2005 and March 31, 2005, advances from stockholder were $275,340 and $234,840, respectively.

     During the three months ended June 30, 2005, the CEO made additional and unsecured advances (net) totaling $4,000. At June 30, 2005 and March 31, 2005, advances from CEO were $7,270 and $3,270, respectively.

9. Common Stock Transactions

The Company issued 274,850 shares of restricted common stock in exchange for services in the three months ended June 30, 2005.

10. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its
2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the three months ended June 30, 2005 and 2004, the Company granted -0- and 200,000 stock options to employees, consultants and members of the Board of Directors.

     During the three months ended June 30, 2005 and 2004, Company granted
-0- and 200,000 to employees and consultants to purchase common stock with exercise prices of $.43 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the three months ended June 30, 2005 and 2004 were $1,501 and $29,019 respectively.
                                 <page 18>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

10. Stock Options - continued

     SFAS No. 123 requires the Company to provide pro forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's options granted to employees had been determined in accordance with the fair value based method prescribed in that statement.

     The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
                                                 June 30,
                                           2005           2004
                                         ========     =========
         Dividends yield                     0%            0%
         Expected volatility                40%           40%
         Risk-free interest rate           1.0%          1.0%
         Expected life                  4.60 years    4.60 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information is presented below:

                                                 June 30,
                                           2005           2004
                                         ========      =========
Pro forma net loss to stockholders $(130,409) $ (240,338) Pro forma basic and diluted
     net loss per share                    (0.005)       (0.010)

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






                                 <page 19>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

10. Stock Options - continued

A summary of the status of the Company's stock options is presented below:
                                             June 30,      March 31,
                                               2005          2005
                                            =========     =========
Options outstanding at beginning of period  4,400,800     4,090,000
Options granted                               400,000       350,000
Options exercised                                -         ( 14,200)
Options canceled                             (400,000)     ( 25,000)
                                            ---------     ---------
Options outstanding at end of period        4,400,800     4,400,800
                                            =========     =========
The following table summarizes the information about the stock options as of June 30, 2005:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    Dec 31     Years   (Total shares)   Dec 31     shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     1.00       $.40         400,000      $.40
   .50   1,095,800     4.32        .50         945,800       .50
   .50     795,000     5.42        .50         795,000       .50
 .17-.90   760,000     1.55        .34         755,000       .34
 .40-.66 1,000,000     2.84        .52         794,000       .50
   .43     200,000     6.08        .43         150,000       .43
   .20     150,000     1.33        .20         150,000       .20
-------- ---------  ---------- ------------  ----------  ---------
$.17-.90 4,400,800     3.38        .46       3,989,800      $.45
======== =========  ========== ============  ==========  =========
The following table summarizes the information about the stock options as of March 31, 2005:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    March 31   Years   (Total shares)   March 31   shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000      .25       $.40         400,000      $.40
   .50   1,095,800     4.57        .50         945,800       .50
   .50     795,000     5.67        .50         795,000       .50
 .17-.90   760,000     1.80        .33         755,000       .34
 .40-.66 1,000,000     3.09        .52         794,000       .50
   .43     200,000     6.33        .43         150,000       .43
   .20     150,000     1.58        .20         150,000       .20
-------- ---------  ---------- ------------  ----------  ---------
$.17-.90 4,400,800     3.54        .45       3,989,800      $.45
======== =========  ========== ============  ==========  =========
                                     <page 20>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

11. Commitments and Contingencies

     The Company is involved in litigation in the ordinary course of business. Based on information currently available, it is the opinion of management that the ultimate resolution of the pending legal proceedings will not have a material impact on the financial statements.

12. Subsequent Event

     On July 18, 2005 effective for July 1, 2005 the Board of Directors called and reissued notes payable to the CEO. The principal amount of the six notes called was $463,215 with accrued interest of $65,388. The reissued note has a principal balance of $528,603 accruing interest at 6% per year, is due on demand and is convertible into 3,524,018 shares of common stock.

     On July 18, 2005 effective for July 1, 2005 the Board of Directors called and reissued notes payable to a stockholder. The principal amount of the two notes called was $60,554 with accrued interest of $8,764. The reissued note has a principal balance of $69,318 accruing interest at 6% per year, is due on demand and is convertible into 462,119 shares of common stock.

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

     The Company currently can satisfy its current cash requirements for approximately 60-90 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to selected perspective individuals and from additional borrowings. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities.

     The Company currently has four full-time employees on the payroll. It is anticipated that the Company will need to hire additional employees in order to expand the marketing and developing of its products.




                                    <page 21>

Results of Operations - June 30, 2005 and 2004.

     In the year ending March 31, 2004, the Company was considered a development stage company as defined in SFAS No. 7. Substantial revenues were produced in the year ending March 31, 2005 in regard to the overall operations of the organization, thus the Company is no longer considered to be in the development stage. During the three months ended June 30, 2005 and 2004 our revenues from operations were $1,790 and $24,721. Gross profits from these revenues were $1,040 and $7,380, respectively. Prior to the year ending March 31, 2005 there had been no significant revenues since incorporation. For the months ended June 30, 2005 and 2004, the Company incurred operating expenses of $112,966 and $228,244. The decrease in operating expenses of $115,278 (51%) is attributed to a decrease in consulting fees and in the Black-Scholes option valuations related to stock options granted to consultants, and a decrease in payroll expenses from the reduction from 5 to 4 employees in our office. During the months ended June 30, 2005 and 2004 we incurred net losses of $127,181 and $230,201 or $(0.005) and $(0.009) per share, which is primarily the result of payment of payroll expenses, consulting fees, and professional services.

Liquidity and Capital Resources.

      From inception through August 3, 2005, the Company has issued 25,347,893 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag, passive electronic EAS tag. The Company has $2,366 in cash as of June 30, 2005. In July 2005, the Company received additional advances from related parties.

     Until the previous year, the Company was in the development stage since its inception. The Company had no recurring source of revenue until the current year and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage. The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2005 and March 31, 2005. At June 30, 2005 and March 31, 2005 the working capital deficit was $1,269,412 and $1,188,682 respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2005 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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


                                     <page 22>

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

ITEM 3. CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this report, an evaluation was carried out (the "Controls Evaluation"), under the supervision and with the participation of Company's management, including its Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's "disclosure controls and procedures" (as defined in Section 13a-14 ( c) and 15d-14 (c) of the Securities Exchange Act of 1934 ("Disclosure Controls")). Based upon that evaluation, the CEO and CFO has concluded that the Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as required by the rules and forms of the Securities Exchange Commission.

The CEO and CFO note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.







                                <page 23>
PART II OTHER INFORMATION

Item 1. Legal Proceedings
          We may from time to time be parties to various legal actions. We are currently being sued by a party to two agreements with the Company alleging breach of contract, fraud, and breach of fiduciary duty. This case is in the initial stages of litigation and it is impossible to determine the outcome or any potential adverse effect the outcome will have on the Company.

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of matters to a vote to security holders
     Not applicable

Item 5. Other Information
     Not applicable

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
         Exhibit 99.1     Certification of financial statements
                          Chief Executive Officer and Chief Financial Officer
     (b) Reports on Form 8-K
         (1) On April 5, 2005 the Company announced that effective March 31, 2005 that the Board of Directors have accepted the resignation of Lou Aloisio from the Board of Directors and as Secretary of the Company.
         (2) On June 27 the Company announced that we have filed for Utility and Design Patent rights for our passive electronic article surveillance tag.
         (3) On July 7, 2005 the Company announced that the Board of Directors have elected Linda Howard to serve as Secretary of the Corporation.























                                <page 24>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: August 11, 2005
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 25>