Form 10QSB
period 2005-09-30
ENXNET INC
filed 2005-11-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549



FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 2005



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

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801


As of November 3, 2005, there were 26,537,893 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================



INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
September 30, 2005 and March 31, 2005                               3

Statements of Loss
For the six months ended September 30, 2005 and 2004;               4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the six months ended September 30, 2005 and 2004,              6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     11-21

Item 2. Managements Discussion and Analysis or Plan of Operation  22-24

Item 3. Controls and Procedures                                     24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           24

Item 2. Changes in Securities                                       24

Item 3. Defaults Upon Senior Securities                             24

Item 4. Submission of Matters to a Vote to Security Holders         24

Item 5. Other Information                                           25

Item 6. Exhibits and Reports on Form 8-K                            25

SIGNATURES                                                          26

Exhibit 31.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                          27

Exhibit 31.2     Certification of financial statements
                   Chief Financial Officer                          28

Exhibit 32.1     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                       29




EnXnet, Inc.
BALANCE SHEETS

                                                     September 30,  March 31,
                                                          2005        2005
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                  $    4,838   $  6,345
Accounts receivable (net of allowance for doubtful
 accounts of $96,556 and $100,022, respectively)            -        18,219
Prepaid expense                                            7,033      8,560
                                                       _________   ________
Total current assets                                      11,871     33,124
                                                       _________   ________

Equipment, net                                             4,314      4,970
                                                       _________   ________
Other assets:
Deposits and deferred charges                              1,137      1,137
Licenses, net                                            179,479    199,053
Marketable securities                                     27,000     70,617
Investment                                                50,000    100,000
                                                       _________    _______
Total other assets                                       257,616    370,807
                                                       _________    _______
Total assets                                          $ $273,801   $408,901
                                                       =========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                 $  120,948  $ 153,287
Advances from officer-related party                        1,670      3,270
Advances from stockholder                                 31,000    234,840
Notes payable                                            268,450    257,194
Notes payable-related party                              638,603    573,215
                                                       _________   ________
Total current liabilities                              1,060,671  1,221,806
                                                       _________   ________
Stockholders' equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
26,537,893 and 25,058,043 issued and
outstanding September 30, 2005 and March 31, 2005          1,327      1,253
Additional paid-in capital                             2,037,550  1,714,689
Retained deficit                                      (2,766,035)(2,523,174)
Other comprehensive income                               (59,712)    (5,673)
                                                       _________   ________
Total stockholders equity (deficit)                     (786,870)  (812,905)
                                                       _________   ________
Total liabilities and stockholders' equity (deficit)  $  273,801  $ 408,901
                                                       =========   ========




See accompanying summary of accounting policies and notes to financial statements. <page 3>
EnXnet, Inc.
STATEMENTS OF LOSS (Unaudited)


                               Three Months Ended        Six Months Ended
                                   September 30,           September 30,
                                 2005        2004        2005        2004

Revenues                      $    -      $ 197,327   $   1,790   $ 222,048
Cost of revenues                   -        131,370         750     148,711
                                _______     _______     _______     _______

Gross profit                       -         65,957       1,040      73,337
                                _______     _______     _______     _______
Operating expenses:
Consulting fees                  12,837      68,135      30,382     178,280
Depreciation & amortization      10,115      10,653      20,230      21,306
Bad debts                          -           -           -           -
Royalties                          -           -            570        -
Advertising                        -          2,500        -          3,333
Payroll                          32,616      66,173      76,838     106,341
Professional services            27,973       7,698      54,548      52,302
Occupancy expense                 6,761       8,893      13,889      20,720
Office expense                    2,670       9,692       7,802      15,385
Travel expense                    1,798       7,886       3,357      11,896
Other expense                       190       1,126         310       1,437
                                _______     _______     _______     _______
Total operating expenses         94,960     182,756     207,926     411,000
                                _______     _______     _______     _______
Operating loss                 ( 94,960)   (116,799)   (206,886)   (337,663)

Other income (expense):
Gain (loss) on sale of
 marketable securities         (  8,076)       -       (  9,619)       -
Bad debt recovery                 3,466        -          3,466        -
Interest income                       2          61           4          65
Interest expense               ( 16,112)   (  9,625)   ( 29,826)   ( 18,966)
                                _______     _______     _______     _______
Net loss                       (115,680)   (126,363)   (242,861)   (356,564)

Other comprehensive
  income(loss):
Net unrealized gain(loss)on:
 marketable securities            2,919    ( 15,669)   (  4,039)   ( 21,265)
 investments                   ( 50,000)       -       ( 50,000)       -
                                _______     _______     _______     _______
Comprehensive loss             (162,761)   (142,032)   (296,900)   (377,829)
                                =======     =======     =======     =======
Net loss per share
  basic and diluted           $(   .005)  $(   .005)  $(   .009)  $(   .015)
                                =======     =======     =======     =======
Weighted average number
  of shares
  basic and diluted          25,970,012  24,563,546  25,970,012  24,563,546
                             ==========  ==========  ==========  ==========
See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>


EnXnet, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)(Unaudited)




                             Common Stock     Additional                   Other
                         __________________    Paid-in      Retained   Comprehensive
                           Shares    Amount    Capital       Deficit      Income         Total
                         __________  ______  __________  ____________  _____________  __________
Balance: March 31, 2005  25,058,043  $1,253  $1,714,689  $(2,523,174) $     ( 5,673)  $(812,905)
Common stock
  issued for:
   Services                 479,850      24      51,571         -              -         51,595
   Payment of debt        1,000,000      50     271,290         -              -        271,340
Net loss                       -          -        -      (  242,861)          -       (242,861)
Other comprehensive income     -          -        -            -           (54,039)   ( 54,039)
                         __________  ______  __________  ___________  _____________  __________
Balance:
  September 30, 2005     26,537,893  $1,327  $2,037,550  $(2,766,035) $     (59,712)  $(786,870)
                         ==========  ======  ==========  ===========  =============  ==========
















See accompanying summary of accounting policies and notes to financial statements. <page 5>


EnXnet, Inc.
STATEMENTS OF CASH FLOWS (Unaudited)



                                                  Six Months Ended
                                                    September 30
                                                  2005       2004
Cash flows from operating activities:
Net loss                                       $(242,861) $(356,564)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                     22,722     21,306
(Gain) Loss on sale of marketable securities       9,619       -
Stock issued for equipment                          -          -
Stock issued for services                         51,595     55,697
Options issued for services                         -        36,660
Changes in operating assets and liabilities:
Accounts and other receivable                     18,218   (110,010)
Prepaid expense                                    1,527     60,089
Accounts payable and accrued expenses             41,813    116,043
                                                 _______    _______
Net cash flows from operating activities        ( 97,367)  (176,779)
                                                 _______    _______
Investing activities:
Purchase of fixed assets                            -      (    767)
Purchase of equity interest investments             -      (100,000)
Proceeds from sale of
 marketable securities                            29,960       -
                                                 _______    _______
Net cash flows from
 investing activities                             29,960   (100,767)
                                                 _______    _______
Financing activities:
Proceeds from note payable-related party            -       221,000
Proceeds from advances from officer
 and stockholder                                  72,500    199,111
Proceeds from sale of common stock                  -        91,765
Repayment of advances                            ( 6,600)  (221,000)
                                                 _______    _______
Net cash flows from financing activities          65,900    290,876
                                                 _______    _______
Net increase in cash                             ( 1,507)    13,330

Cash, beginning of period                          6,345      5,206
                                                 _______    _______
Cash, end of period                             $  4,838   $ 18,536
                                                 =======    =======







See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:



                                                 Six Months Ended
                                                   September 30
                                                  2005       2004
Cash paid during the period for:
Interest                                         $    -     $   -
Income taxes                                     $    -     $   -

Non-cash financing activities:
Issuance of common stock for service             $  51,595  $ 55,697
Issuance of stock options for services           $    -     $ 36,660
Issuance of stock for advances from shareholder  $ 271,340  $   -
Conversion of accrued interest to note payable   $  74,152  $   -
































See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2005 included in the Company Form 10-KSB.

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


Products and Services

ThinDisc

     The ThinDisc has many applications, a primary and high-volume use is stored value cards combining magnetic stripe and bar code data with optical media, in Compact Disc (CD), Digital Video Disc (DVD) format, or any other optical disc readable products. Including the optical disc readability allows issuers to promote their products with both audio and video messages while providing their customers with added value and convenience when using a stored value card. Stored value cards include, but are not limited to, debit, event tickets, gift, health services, incentive, loyalty, merchandise, payroll, prepaid phone, promotion, room key, or other monetary transaction cards. Stored value cards are one of the most dynamic and fastest growing products in the financial industry. Anyone who makes purchases with a merchant gift card, places phone calls with a prepaid telephone card, or buys goods or services with a prepaid debit card is using a stored value card.









                                <page 8>
EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

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

Disc Security Tag

     Disc Security Tag,(DSTag), is an invention which utilizes proprietary Electronic Article Surveillance (EAS) tags embedded or adhered to a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. With this product, manufacturers are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers) that are desperate to reduce or stop the enormous losses attributed to employee and retail theft. Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers. On May 23, 2003, the Company filed a patent for DSTag and on May 21, 2004, the Company filed an international patent for DSTag.

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









                                <page 9>
EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

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





                                <page 10>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

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

     The following table details the Company's equipment:

                                                  Sept 30,    March 31,
                                                    2005        2005
                                                   ------      ------
     Equipment                                   $ 53,137    $ 53,137
     Accumulated depreciation                     (48,823)    (48,167)
                                                  -------     -------
     Equipment, net                              $  4,314    $  4,970
                                                  =======     =======

Depreciation expenses for the six months ended September 30, 2005 and 2004 were $656 and $1,886, respectively.

Advertising

     Advertising costs are expensed as incurred. Advertising expenses for the six months ended September 30, 2005 and 2004 were $ 0 and $3,333, respectively.













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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of September 30, 2005 and March 31, 2005 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2005 and March 31, 2005.

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
                                                September 30,
                                              2005        2004
                                            --------    --------
   Net loss                As reported     $(242,861)  $(356,564)
                           Pro forma       $(245,199)  $(376,566)

   Basic loss per share    As reported        $(.009)     $(.015)
                           Pro forma          $(.009)     $(.015)

   Diluted loss per share  As reported        $(.009)     $(.015)
                           Pro forma          $(.009)     $(.015)

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


                                <page 14>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

Stock Based Compensation - continued

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

4. Marketable Securities and Investment

     The Company owns 25,000 and 51,924 shares of Fonar Corporation as of September 30, 2005 and March 31, 2005. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company's marketable securities and investments consist of the following:

                             September 30, 2005
          -------------------------------------------------------------
                                                             Unrealized
                                   Basis       Fair Value    Gain (Loss)
          Marketable Securities  $ 36,712       $ 27,000      $( 9,712)
          Investments             100,000         50,000       (50,000)
                                 --------       --------      ---------
                                 $136,712       $ 77,000      $(59,712)
                                 ========       ========      =========
                                <page 15>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

4. Marketable Securities and Investment - continued

                               March 31, 2005
          -------------------------------------------------------------
                                                             Unrealized
                                   Basis       Fair Value    Gain (Loss)
          Marketable Securities  $ 76,290       $ 70,617      $( 5,673)
          Investments             100,000        100,000          -
                                 --------       --------      ---------
                                 $176,290       $170,617      $( 5,673)
                                 ========       ========      =========

     These securities are considered available-for-sale, as defined by SFAS No.
115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:
                                                      Sept 30,    March 31,
                                                        2005         2005
                                                      --------     --------
   Unrealized holding gain(loss) recognized as of     $(54,039)    $ 9,958
   Holding gain (loss) recognized
	in prior years endings                           ( 5,673)    (15,631)
								      --------	 -------

   Unrealized holding gain (loss) on investment
      Available for sale                              $(59,712)   $( 5,673)
								       =======     =======

     The Company sold certain available-for-sale securities during the six months ended September 30, 2005 and received $29,960 in proceeds. Sales of these securities also resulted in a realized loss of $9,619. There were no sales of securities during the six months ended September 30, 2004.

     On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company's equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at September 30, 2005 and at cost which approximates fair value at March 31, 2005. During the three months ended September 30, 2005 the Company determined that the equity interest was impaired by 50% and reduced the carrying value by $50,000 in aggregate for the equity interest.








                                <page 16>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

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

     The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the six months ended September 30, 2005 and 2004 was $19,574 and $19,420 and at September 30, 2005 and March 31, 2005 accumulated amortization was $188,296 and $168,722.

6.   Income Taxes

     At September 30, 2005 and March 31, 2005, the Company had net deferred tax assets of approximately $934,000 and $858,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2005 and March 31, 2005. At September 30, 2005, the Company has net operating loss carryforwards totaling approximately $2,750,000 which will begin to expire in the year 2015.















                                 <page 17>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

7. Notes Payable

    Notes payable-related party consists of the following:

                                                       Sept 30,    March 31,
                                                         2005         2005
                                                       -------      --------
     8% convertible note payable to Ryan Corley,
      President of the Company, due November 15,
      2003, Convertible into a maximum of
      1,100,000 common shares                        $ 110,000     $ 110,000

     6% convertible note payable to Ryan Corley,
      President of the Company, due on demand,
      convertible into a maximum of
      3,524,020 common shares                          528,603       463,215
                                                      --------      --------
     Total notes payable-related party 	           $ 638,603     $ 573,215
                                                      ========      ========

   Notes payable consist of the following:

       6% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 462,120 common shares      $  69,318      $ 60,554

       4% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 350,000 common shares        175,000       175,000

       Non-interest bearing note payable to a           24,132        21,640
        stockholder, payments begin May 2005 in the
        amount of $5,000 per month, option to
        purchase 150,000 common shares at $.20
        per share, note was discounted using an
        imputed interest rate of 6%.
                                                      --------       -------
     Total notes payable                             $ 268,450      $257,194
                                                      ========       =======
8.  Advances from Officer and Stockholder

     During the six months ended September 30, 2005, a stockholder made additional unsecured advances totaling $67,500. On July 18, 2005, the stockholder agreed to exchange $271,340 of the advances for 1,000,000 shares of the Company's rule 144 common stock. At September 30, 2005 and March 31, 2005, advances from stockholder were $31,000 and $234,840, respectively.

     During the six months ended September 30, 2005, the CEO made additional and unsecured advances totaling $5,000. During the six months ended September 30, 2005 the Company made payments on these advances of $6,600. At September 30, 2005 and March 31, 2005, advances from CEO were $1,670 and $3,270, respectively.

                                 <page 18>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

9. Common Stock Transactions

     The Company issued 479,850 shares of restricted common stock in exchange for services in the six months ended September 30, 2005.

10. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its
2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the three months ended September 30, 2005 and 2004, the Company granted -0- and 200,000 stock options to employees, consultants and members of the Board of Directors.

     During the six months ended September 30, 2005 and 2004, Company granted -0- and 200,000 to employees and consultants to purchase common stock with exercise prices of $.43 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the six months ended September 30, 2005 and 2004 were $3,018 and $36,660, respectively.

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
                                              September 30,
                                           2005           2004
                                         ========     =========
         Dividends yield                     0%            0%
         Expected volatility                40%           40%
         Risk-free interest rate           1.0%          1.0%
         Expected life                  7.20 years    4.83 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information is presented below:

                                              September 30,
                                           2005           2004
                                         ========      =========
Pro forma net loss to stockholders $(245,199) $ (376,566) Pro forma basic and diluted
     net loss per share                    (0.009)       (0.015)


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

A summary of the status of the Company's stock options is presented below:
                                             Sept 30,      March 31,
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
                                            =========     =========
The following table summarizes the information about the stock options as of September 30, 2005:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    Sep 30     Years   (Total shares)   Sep 30     shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     0.75       $.40         400,000      $.40
   .50   1,095,800     4.07        .50         945,800       .50
   .50     795,000     5.17        .50         795,000       .50
 .17-.90   760,000     1.30        .34         755,000       .34
 .40-.66 1,000,000     2.59        .52       1,000,000       .52
   .43     200,000     5.83        .43         150,000       .43
   .20     150,000     1.08        .20         150,000       .20
-------- ---------  ---------- ------------  ----------  ---------
$.17-.90 4,400,800     3.13        .46       4,195,800      $.45
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
======== =========  ========== ============  ==========  =========

11. Commitments and Contingencies

     We may from time to time be parties to various legal actions. The Company is involved in litigation in the ordinary course of business. Currently we are being sued by a party to two agreements with the Company alleging breach of contract, fraud, and breach of fiduciary duty. Based on information currently available, it is impossible to determine the outcome or any potential adverse effect the outcome will have on the Company. If there were a potential adverse effect on the Company an estimate of the loss to the Company cannot be made at this time.




















                                    <page 21>

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

     The Company currently can satisfy its current cash requirements for approximately 30-60 days and has a plan in place to raise additional working capital by the sale of the marketable securities and shares of the Company common stock to selected perspective individuals and from additional borrowings. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities.

     The Company currently has three full-time employees. Our CEO is currently not drawing or accruing a salary for his services rendered to the Company. It is anticipated that the Company will need to hire additional employees in order to expand the marketing and developing of its products.

Results of Operations - September 30, 2005 and 2004.

     In the year ending March 31, 2004, the Company was considered a development stage company as defined in SFAS No. 7. Substantial revenues were produced in the year ending March 31, 2005 in regard to the overall operations of the organization, thus the Company is no longer considered to be in the development stage. During the six months ended September 30, 2005 and 2004 our revenues from operations were $1,790 and $222,048. Gross profits from these revenues were $1,040 and $73,337, respectively. Prior to the year ending March 31, 2005 there had been no significant revenues since incorporation. For the six months ended September 30, 2005 and 2004, the Company incurred operating expenses of $207,926 and $411,000. The decrease in operating expenses of $203,074 (49%) is attributed to a decrease in consulting fees and in the Black-Scholes option valuations related to stock options granted to consultants, and a decrease in payroll expenses from the reduction from 5 to 3 employees in our office. During the six months ended September 30, 2005 and 2004 we incurred net losses of $242,861 and $356,564 or $(0.009) and $(0.015) per share, which is primarily the result of payment of payroll expenses, consulting fees, and professional services.






                                     <page 22>

Liquidity and Capital Resources.

      From inception through August 3, 2005, the Company has issued 26,537,893 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for ThinDisc, Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag, passive electronic EAS tag. The Company has $4,838 in cash as of September 30, 2005.

     Until the previous year, the Company was in the development stage since its inception. The Company had no recurring source of revenue until the current year and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage. The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2005 and March 31, 2005. At September 30, 2005 and March 31, 2005, the working capital deficit was $1,048,800 and $1,188,682, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2005 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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









                                <page 23>

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

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

     Changes in Internal Controls. In connection with the above-referenced evaluation, no change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings
     The Company is involved in litigation in the ordinary course of business. Based on information currently available, it is impossible to determine the outcome or any potential adverse effect the outcome will have on the Company. If there were a potential adverse effect on the Company an estimate of the loss to the Company cannot be made at this time.

Item 2. Changes in Securities
     Not applicable

Item 3. Defaults upon Senior Securities
     Not applicable

Item 4. Submission of matters to a vote to security holders
     Not applicable

                                <page 24>

Item 5. Other Information
     (1) Product Ownership and Royalty Agreement
         Enxnet entered into a Product Ownership and Royalty Agreement with Erwin Neubauer, Mark Pempsell and Ryan Corley (the "Group") which was signed on November 8, 2005. The Group assigned all rights, title and interest in a high capacity Optical Disc Storage Device (the "ODSD") which has a significant reduction in plainer thickness with no reduction in readable performance. In exchange for the rights, title and interest in ODSD the group will be paid a royalty on each Compact Disc (CD) or Digital Video Disc (DVD) using ODSD that the Company receives a royalty on.

Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits
         Exhibit 99.1     Certification of financial statements
                          Chief Executive Officer and Chief Financial Officer

     (b) Reports on Form 8-K
         (1) EnXnet, Inc. announced on October 12, 2005 it has filed numerous improvements for Utility and Design Patent rights to its ThinDisc(c) patent filed in March 2005. Developed during extensive manufacturing process research and development, these improvements significantly expand the usage range of the technology. EnXnet has successfully manufactured working prototypes in the Interactive Transaction Card format and is prepared to manufacture and deliver the ThinDisc(c) in commercial quantities. This development will enable the marketing contract with One28 Marketing Group, announced in EnXnet's press release of March 16, 2005, to begin taking orders with firm product delivery dates.




























                                <page 25>

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

EnXnet, Inc.
(Registrant)

Dated: November 11, 2005
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 26>