Form 10QSB
period 2005-12-31
ENXNET INC
filed 2006-02-14
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D. C. 20549



FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended December 31, 2005



[ ] TRANSITION REPORT UNDER SECTION 14 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ______________



Commission file number 000-30675



EnXnet, Inc.

(Exact name of Small Business Issuer in its charter)

Oklahoma                               73-1561191

(State of Incorporation)     (I.R.S. Employer Identification No.)

11333 E. Pine Street, Suite 75
Tulsa, Oklahoma 74116

(Address of principal executive offices.)

Registrant's telephone number: (918) 592-0015

Former Company:

Former Conformed Name: Emajix.com, Inc

Date of Name change: 20010801


As of January 24, 2006, there were 27,792,893 shares of Common Stock, $0.00005 par value, of the issuer outstanding.
=================================================================



INDEX

Part I. FINANCIAL INFORMATION

ITEM I. Financial Statements

Balance Sheets
December 31, 2005 and March 31, 2005                                3

Statements of Loss
For the nine months ended December 31, 2005 and 2004                4

Statements of Changes in Stockholders Equity (deficit)              5

Statements of Cash Flows
For the nine months ended December 31, 2005 and 2004               6-7

Summary of Accounting Policies                                     8-10

Notes to Financial Statements                                     11-21

Item 2. Managements Discussion and Analysis or Plan of Operation  22-24

Item 3. Controls and Procedures                                     24

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                           24

Item 2. Changes in Securities                                       24

Item 3. Defaults Upon Senior Securities                             24

Item 4. Submission of Matters to a Vote to Security Holders         24

Item 5. Other Information                                           25

Item 6. Exhibits and Reports on Form 8-K                            25

SIGNATURES                                                          26

Exhibit 31.1     Certification of financial statements
                   Chief Executive Officer &
                   Chief Financial Officer                          27

Exhibit 31.2     Certification of financial statements
                   Chief Financial Officer                          28

Exhibit 32.1     Certification pursuant to
                   18 U. S. C. section 1350,
                   as adopted pursuant to
                   section 906 of the
                   Sarbanes-Oxley Act of 2002                       29




EnXnet, Inc.
BALANCE SHEETS

                                                      December 31,  March 31,
                                                          2005        2005
ASSETS                                                (Unaudited)  (Audited)
Current assets:
Cash                                                  $    9,393   $  6,345
Accounts receivable (net of allowance for doubtful
 accounts of $96,556 and $100,022, respectively)            -        18,219
Prepaid expense                                            1,991      8,560
                                                       _________   ________
Total current assets                                      11,384     33,124
                                                       _________   ________

Equipment, net                                             3,986      4,970
                                                       _________   ________
Other assets:
Deposits and deferred charges                              1,137      1,137
Licenses, net                                            169,692    199,053
Marketable securities                                       -        70,617
Investment                                                25,000    100,000
                                                       _________    _______
Total other assets                                       195,829    370,807
                                                       _________    _______
Total assets                                          $ $211,199   $408,901
                                                       =========    =======

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses                 $  112,606  $ 153,287
Advances from officer-related party                        5,413      3,270
Advances from stockholder                                 31,000    234,840
Notes payable                                            269,696    257,194
Notes payable-related party                              638,603    573,215
                                                       _________   ________
Total current liabilities                              1,057,318  1,221,806
                                                       _________   ________
Stockholders' equity (deficit)
Common stock, $.00005 par value;
200,000,000 shares authorized;
27,792,893 and 25,058,043 issued and
outstanding December 31, 2005 and March 31, 2005           1,390      1,253
Additional paid-in capital                             2,248,214  1,714,689
Retained deficit                                      (2,905,723)(2,523,174)
Deferred consideration                                (  115,000)      -
Other comprehensive income (loss)                        (75,000)    (5,673)
                                                       _________   ________
Total stockholders equity (deficit)                     (846,119)  (812,905)
                                                       _________   ________
Total liabilities and stockholders' equity (deficit)  $  211,199  $ 408,901
                                                       =========   ========



See accompanying summary of accounting policies and notes to financial statements. <page 3>
EnXnet, Inc.
STATEMENTS OF LOSS (Unaudited)


                                Three Months Ended      Nine months Ended
                                   December 31,            December 31,
                                 2005        2004        2005        2004

Revenues                      $    -      $ 159,125   $   1,790   $ 381,173
Cost of revenues                   -         98,485         750     247,196
                                _______     _______     _______     _______

Gross profit                       -         60,640       1,040     133,977
                                _______     _______     _______     _______
Operating expenses:
Consulting fees                  46,745      14,040      77,127     192,320
Depreciation & amortization      10,115      10,653      30,345      31,958
Bad debts                          -           -           -           -
Royalties                          -          9,450         570       9,450
Advertising                        -          3,500        -          6,833
Payroll                          26,795      52,645     103,633     158,986
Professional services            16,511      24,701      71,059      77,003
Occupancy expense                 6,081       9,249      19,970      29,968
Office expense                    3,718       7,489      11,520      22,876
Travel expense                      712       4,818       4,069      16,714
Other expense                       250       2,512         560       3,950
                                _______     _______     _______     _______
Total operating expenses        110,927     139,057     318,853     550,058
                                _______     _______     _______     _______
Operating loss                 (110,927)   ( 78,417)   (317,813)   (416,081)

Other income (expense):
Gain (loss) on sale of
 marketable securities         ( 13,370)   (    230)   ( 22,989)   (    230)
Bad debt recovery                  -           -          3,466        -
Interest income                       3           6           7          71
Interest expense               ( 15,394)   ( 12,360)   ( 45,220)   ( 31,326)
                                _______     _______     _______     _______
Net loss                       (139,688)   ( 91,001)   (382,549)   (447,566)

Other comprehensive
  income(loss):
Net unrealized gain(loss)on:
 marketable securities             -         45,127        -         23,862
 investments                   ( 25,000)       -       ( 69,327)       -
                                _______     _______     _______     _______
Comprehensive loss             (164,688)   ( 45,874)   (451,876)   (423,704)
                                =======     =======     =======     =======
Net loss per share
  basic and diluted           $(   .005)  $(   .004)  $(   .015)  $(   .018)
                                =======     =======     =======     =======
Weighted average number
  of shares
  basic and diluted          27,035,719  24,845,688  26,404,944  24,633,681
                             ==========  ==========  ==========  ==========
See accompanying summary of accounting policies and notes to condensed financial statements. <page 4>


EnXnet, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)(Unaudited)




                             Common Stock     Additional                               Other
                         __________________    Paid-in      Retained   Deferred    Comprehensive
                           Shares    Amount    Capital       Deficit  Consideration    Income         Total
                         __________  ______  __________  ____________ __________   _____________ __________
Balance: March 31, 2005  25,058,043  $1,253  $1,714,689  $(2,523,174) $    -       $   ( 5,673)  $(812,905)
Common stock
  issued for:
   Services               1,534,850      77     212,245         -          -              -        212,322
   Payment of debt        1,000,000      50     271,290         -          -              -        271,340
   Cash                     200,000      10      49,990         -          -              -         50,000
Deferred consideration         -          -        -            -      (115,000)          -       (115,000)
Net loss                       -          -        -      (  382,549)      -              -       (382,549)
Other comprehensive income     -          -        -            -          -           (69,327)   ( 69,327)
                         __________  ______  __________  ___________  __________   _____________ __________
Balance:
  December 31, 2005      27,792,893  $1,390  $2,248,214  $(2,905,723) $(115,000)   $   (75,000)  $(846,119)
                         ==========  ======  ==========  ===========  ==========   ============= ==========














See accompanying summary of accounting policies and notes to financial statements. <page 5>


EnXnet, Inc.
STATEMENTS OF CASH FLOWS (Unaudited)



                                                  Nine months Ended
                                                    December 31
                                                   2005      2004
Cash flows from operating activities:
Net loss                                       $(382,549) $(447,566)
Adjustments to reconcile net loss to cash
 flows from operating activities:
Depreciation and amortization                     34,083     31,959
(Gain) Loss on sale of marketable securities      22,989        230
Stock issued for services                        207,096     83,118
Options issued for services                        5,226     39,793
Options issued with notes                           -         1,011
Deferred consideration                          (115,000)      -
Changes in operating assets and liabilities:
Accounts and other receivable                     18,219   (162,639)
Prepaid expense                                    6,569     89,670
Accounts payable and accrued expenses             33,471    121,198
                                                 _______    _______
Net cash flows from operating activities        (169,896)  (243,226)
                                                 _______    _______
Investing activities:
Purchase of fixed assets                            -      (    767)
Purchase of equity interest investments             -      (100,000)
Proceeds from sale of
 marketable securities                            53,301     43,870
Other assets                                        -         1,213
                                                 _______    _______
Net cash flows from
 investing activities                             53,301   ( 55,684)
                                                 _______    _______
Financing activities:
Proceeds from note payable-related party            -       251,000
Proceeds from advances from officer
 and stockholder                                  76,243    187,922
Proceeds from sale of common stock                50,000    101,765
Repayment of advances                            ( 6,600)  (221,000)
                                                 _______    _______
Net cash flows from financing activities         119,643    319,687
                                                 _______    _______
Net increase in cash                               3,048     20,777

Cash, beginning of period                          6,345      5,206
                                                 _______    _______
Cash, end of period                             $  9,393   $ 25,983
                                                 =======    =======





See accompanying summary of accounting policies and notes to financial statements. <page 6>
EnXnet, Inc.
STATEMENTS OF CASH FLOWS (Unaudited) - continued





Supplemental disclosures of cash flow information:



                                                 Nine months Ended
                                                    December 31
                                                  2005       2004
Cash paid during the period for:
Interest                                         $    -     $   -
Income taxes                                     $    -     $   -

Non-cash financing activities:
Issuance of common stock for service             $ 207,096  $ 83,118
Issuance of stock options for services           $   5,226  $ 39,793
Issuance of stock for advances from shareholder  $ 271,340  $   -
Conversion of accrued interest to note payable   $  74,152  $   -
































See accompanying summary of accounting policies and notes to financial statements. <page 7>
EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2005 included in the Company Form 10-KSB.

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

     The following table details the Company's equipment:

                                                   Dec 31,    March 31,
                                                    2005        2005
                                                   ------      ------
     Equipment                                   $ 53,137    $ 53,137
     Accumulated depreciation                     (49,151)    (48,167)
                                                  -------     -------
     Equipment, net                              $  3,986    $  4,970
                                                  =======     =======

Depreciation expenses for the nine months ended December 31, 2005 and 2004 were $984 and $1,886, respectively.

Advertising

     Advertising costs are expensed as incurred. Advertising expenses for the nine months ended December 31, 2005 and 2004 were $ 0 and $6,833, respectively.













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

Revenue Recognition

      Revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exists;
b) delivery has occurred; c) the sales price is fixed or determinable, and
d) collectibility is reasonably assured.

      Persuasive evidence of an arrangement is demonstrated via a purchase order from our customers. Delivery occurs when title and all risks of ownership are transferred to the purchaser which generally occurs when the products are shipped to the customer. No right of return exists on sales of products except for defective or damaged products. The sales price to the customer is fixed upon acceptance of purchase order. To assure that collectibility is reasonably assured we perform ongoing credit evaluations of all of our customers.

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

Fair Value of Financial Instruments

     The carrying amounts reported in the balance sheets as of December 31, 2005 and March 31, 2005 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

     Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2005 and March 31, 2005.

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
                                                December 31,
                                              2005        2004
                                            --------    --------
   Net loss                As reported     $(382,549)  $(447,566)
                           Pro forma       $(383,105)  $(477,976)

   Basic loss per share    As reported        $(.015)     $(.018)
                           Pro forma          $(.015)     $(.019)

   Diluted loss per share  As reported        $(.015)     $(.018)
                           Pro forma          $(.015)     $(.019)

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

     Management of the Company has undertaken certain actions to address these conditions. Management is currently in negotiations with potential customers and with marketing representatives to establish a more developed product channel. Funds required to carry out management's plans are expected to be derived from future stock sales and borrowings from outside parties.
There can be no assurances that the Company will be successful in executing its plans.

3. Development Stage

     In the year ending March 31, 2004, the Company was considered a development stage company as defined in SFAS No. 7. Substantial revenues were produced in the year ending March 31, 2005 in regard to the overall operations of the organization, thus the Company is no longer considered to be in the development stage.

4. Marketable Securities and Investment

     The Company owns 0 and 51,924 shares of Fonar Corporation as of December 31, 2005 and March 31, 2005. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. The Company's marketable securities and investments consist of the following:

                             December 31, 2005
          -------------------------------------------------------------
                                                             Unrealized
                                   Basis       Fair Value    Gain (Loss)
          Marketable Securities  $   -          $   -         $   -
          Investments             100,000         25,000       (75,000)
                                 --------       --------      ---------
                                 $100,000       $ 25,000      $(75,000)
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
                                 ========       ========      =========

     These securities are considered available-for-sale, as defined by SFAS
No. 115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:
                                                      Dec 31,    March 31,
                                                        2005         2005
                                                      --------     --------
   Unrealized holding gain(loss) recognized as of     $(69,327)    $ 9,958
   Holding gain (loss) recognized
	in prior years endings                           ( 5,673)    (15,631)
								      --------	 -------

   Unrealized holding gain (loss) on investment
      Available for sale                              $(75,000)   $( 5,673)
								       =======     =======

     The Company sold certain available-for-sale securities during the nine months ended December 31, 2005 and 2004 and received $53,301 and $43,870 respectively in proceeds. Sales of these securities resulted in a realized loss of $22,989 and $230.

     On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company's equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at December 31, 2005 and at cost which approximates fair value at March 31, 2005. During the nine months ended December 31, 2005 the Company determined that the equity interest was impaired by 75% and reduced the carrying value by $75,000 in aggregate for the equity interest.








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

     The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the nine months ended December 31, 2005 and 2004 was $29,361 and $29,130 and at December 31, 2005 and March 31, 2005 accumulated amortization was $198,083 and $168,722.

6.   Income Taxes

     At December 31, 2005 and March 31, 2005, the Company had net deferred tax assets of approximately $988,000 and $858,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2005 and March 31, 2005. At December 31, 2005, the Company has net operating loss carryforwards totaling approximately $2,906,000 which will begin to expire in the year 2015.















                                 <page 17>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

7. Notes Payable

    Notes payable-related party consists of the following:

                                                        Dec 31,    March 31,
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
                                                      ========      ========

   Notes payable consist of the following:

       6% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 462,120 common shares      $  69,318      $ 60,554

       4% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 350,000 common shares        175,000       175,000

       Non-interest bearing note payable to a           25,378        21,640
        stockholder, payments begin May 2005 in the
        amount of $5,000 per month, option to
        purchase 150,000 common shares at $.20
        per share, note was discounted using an
        imputed interest rate of 6%.
                                                      --------       -------
     Total notes payable                             $ 269,696      $257,194
                                                      ========       =======
8.  Advances from Officer and Stockholder

     During the nine months ended December 31, 2005, a stockholder made additional unsecured advances totaling $67,500. On July 18, 2005, the stockholder agreed to exchange $271,340 of the advances for 1,000,000 shares of the Company's rule 144 common stock. At December 31, 2005 and March 31, 2005, advances from stockholder were $31,000 and $234,840, respectively.

     During the nine months ended December 31, 2005, the CEO made additional and unsecured advances totaling $8,743. During the nine months ended December 31, 2005 the Company made payments on these advances of $6,600. At December 31, 2005 and March 31, 2005, advances from CEO were $5,413 and $3,270, respectively.

                                 <page 18>
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS

9. Common Stock Transactions

     The Company issued 1,534,850 shares of restricted common stock in exchange for services in the nine months ended December 31, 2005. The Company issued 200,000 shares of stock in exchange for $50,000 also in the nine months ended December 31, 2005.

10. Stock Options

     On July 24, 2001, the Company filed with the SEC Form S-8, for its
2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2005 and 2004, the Company granted -0- and 200,000 stock options to employees, consultants and members of the Board of Directors.

     During the nine months ended December 31, 2005 and 2004, Company granted 500,000 and 200,000 other stock options to employees and consultants to purchase common stock with exercise prices from $.10 to $.43 per share. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the nine months ended December 31, 2005 and 2004 were $5,226 and $39,793, respectively.

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
                                               December 31,
                                           2005           2004
                                         ========     =========
         Dividends yield                     0%            0%
         Expected volatility                40%           40%
         Risk-free interest rate           1.0%          1.0%
         Expected life                  7.20 years    4.83 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information is presented below:

                                              December 31,
                                           2005           2004
                                         ========      =========
Pro forma net loss to stockholders $(383,105) $ (477,976) Pro forma basic and diluted
     net loss per share                    (0.015)       (0.019)

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

A summary of the status of the Company's stock options is presented below:
                                             Dec 31,      March 31,
                                               2005          2005
                                            =========     =========
Options outstanding at beginning of period  4,400,800     4,090,000
Options granted                               500,000       350,000
Options exercised                                -         ( 14,200)
Options canceled                             (400,000)     ( 25,000)
                                            ---------     ---------
Options outstanding at end of period        4,500,800     4,400,800
                                            =========     =========
The following table summarizes the information about the stock options as of December 31, 2005:

                    Weighted                            Weighted
                     Average    Weighted                 Average
          Number    Remaining    Average      Number    Exercise
Range of Outstand- Contractual  Exercise    Exercisable   Price
Exercise  ing at      Life       Price          at     (exercisable
 Price    Dec 31     Years   (Total shares)   Dec 31     shares)
-------- ---------  ---------- ------------  ----------  ---------
  $.40     400,000     0.50       $.40         400,000      $.40
   .50   1,095,800     3.82        .50       1,095,800       .50
   .50     795,000     4.92        .50         795,000       .50
 .17-.90   760,000     1.05        .34         755,000       .34
 .40-.66 1,000,000     2.34        .52       1,000,000       .52
   .43     200,000     5.58        .43         200,000       .43
   .20     150,000     0.83        .20         150,000       .20
   .10     100,000      .29        .10         100,000       .10
-------- ---------  ---------- ------------  ----------  ---------
$.10-.90 4,500,800     3.13        .46       4,495,800      $.45
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

     The Company currently can satisfy its current cash requirements for approximately 30-60 days and has a plan in place to raise additional working capital by the sale of shares of the Company's common stock to selected perspective individuals and from additional borrowings. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow to sustain its operations.

     The Company does not anticipate any significant cash requirements for the purchase of any facilities.

     The Company currently has four full-time employees. It is anticipated that the Company will need to hire additional employees in order to expand the marketing and developing of its products.

Results of Operations - December 31, 2005 and 2004.

     In the year ending March 31, 2004, the Company was considered a development stage company as defined in SFAS No. 7. Substantial revenues were produced in the year ending March 31, 2005 in regard to the overall operations of the organization, thus the Company is no longer considered to be in the development stage. During the nine months ended December 31, 2005 and 2004 our revenues from operations were $1,790 and $381,173. Gross profits from these revenues were $1,040 and $133,977, respectively. Prior to the year ending March 31, 2005 there had been no significant revenues since incorporation. For the nine months ended December 31, 2005 and 2004, the Company incurred operating expenses of $318,853 and $550,058. The decrease in operating expenses of $231,205 (42%) is attributed to a decrease in consulting fees and in the Black-Scholes option valuations related to stock options granted to consultants, and a decrease in payroll expenses from the reduction from 5 to 4 employees in our office. During the nine months ended December 31, 2005 and 2004 we incurred net losses of $382,549 and $447,566 or $(0.015) and $(0.018) per share, which is primarily the result of payment of payroll expenses, consulting fees, and professional services.







                                     <page 22>

Liquidity and Capital Resources.

      From inception through January 23, 2006, the Company has issued 27,792,893 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for ThinDisc, Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag, passive electronic EAS tag. The Company has $9,393 in cash as of December 31, 2005.

     Until the previous year, the Company was in the development stage since its inception. The Company had no recurring source of revenue until the current year and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage. The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2005 and March 31, 2005. At December 31, 2005 and March 31, 2005, the working capital deficit was $1,045,934 and $1,188,682, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2005 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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










                                <page 23>

CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES.

     Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board, the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany and, if and when qualified, it intends to apply for admission to quotation on American Stock Exchange. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

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

Dated: February 14, 2006
/s/ Ryan Corley
    Ryan Corley - President










































                                <page 26>