Form 10QSB
period 2006-03-31
ENXNET INC
filed 2006-06-29
CIK 1083706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $4,575

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price for the Company's Common Stock at May 23, 2006 of $1.80 per share, the market value of shares held by non-affiliates would be approximately $29,053,303

As of May 23, 2006 the Registrant had 28,627,893 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format        Yes [  ] No [X]

                                     PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements regarding the Company, its business, prospects and results of operations and views with respect to future events and performance. These forward-looking statements are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from historical results or those that may be anticipated by such forward-looking statements. Words used in this Report such as "anticipate" "believe," "effect," "may," "will" and similar expressions are intended to identify forward-looking statements but are not exclusive means of identifying such statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in the Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. In addition, the disclosures under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results" consist principally of a brief discussion of risks that may affect future results and are, in their entirety, forward-looking in nature. Readers are urged to carefully review and consider the various disclosures made by the Company in this Report, as well as the Company's annual, periodic and current reports filed with the Commission, and those described from time to time in the Company's press releases and other communications, which attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Products and Services

ThinDisc

The ThinDisc has many applications, a primary and high-volume use is stored value cards combining magnetic stripe and bar code data with optical media, in Compact Disc (CD), Digital Video Disc (DVD) format, or any other optical disc readable products. Including the optical disc readability allows issuers to promote their products with both audio and video messages while providing their customers with added value and convenience when using a stored value card. Stored value cards include, but are not limited to, debit, event tickets, gift, health services, incentive, loyalty, merchandise, payroll, prepaid phone, promotion, room key, or other monetary transaction cards. Stored value cards are one of the most dynamic and fastest growing products in the financial industry. Anyone who makes purchases with a merchant gift card, places phone calls with a prepaid telephone card, or buys goods or services with a prepaid debit card is using a stored value card. The Company has filed for a United States and an international patent covering the technology included in the Thin Disc.

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

Manufacturing

The Company will not manufacture any of its products. We will outsource of any manufacturing needs.

Distribution

The Company has not distributed any of the products created with the use of the Company's technology. The licensees of the Company's product offerings will be responsible for the distribution. The Company plans to match manufacturers with its licensees to facilitate sale efforts.

Marketing

The Company markets ThinDisc and DVDPlus, and intends to market Security Tags, EnXCase, and ClearVideo by licensing the technology to individual manufacturers. Manufacturers will promote this product offering to distributors, production companies, and the content creation firms in order to increase their sales.

Patents

The Company has filed for a patent covering ThinDisc. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the ThinDisc patents.

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

The Company has filed for a patent covering rights for its design for Electronic Radio Frequency Identification Device Activated by Radiant Means (ARFIDTag), Hybrid Acousto-Magnetic Radio Frequency Transceiver Device (HYTag), Electronic Transmission Device for Activation of Electronic Article Surveillance Systems and Electronic Deactivation Device for RFID Surveillance and Storage for Electronic Article Surveillance (EAS) tags. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the aformentioned patents.

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

There are numerous companies offering various types of security tag technologies and services. The Company can offer no assurance that in the future, the Company will be able to compete successfully with other companies providing similar technology and services.

Governmental Regulation

The Company is not aware of any governmental regulations which affect the manufacture, licensing, development or sale of any of its products other than those imposed applicable to technical data included in Export/Import Regulations imposed by the United States government and those controlling regulations and regulations of countries into which any products may be imported.

Company's Office

The Company's offices and technology center are located at 11333 E Pine St, Ste 75, Tulsa, Oklahoma 74116 and its telephone number is (918) 592-0015.


Employees

The Company has four full-time employees and four consultants.

Risk Factors

1. No Operating History and limited Revenues. The Company has no record of profitable operations and there is nothing at this times upon which to base assumptions that the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2006 and 2005, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficit.

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

8. Need for Additional Key Personnel. At the present time, the Company employs four full-time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

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

10. Issuance of Additional Shares. As of May 23, 2006, approximately 171,372,107 shares of Common Stock or 85.69% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

14. Limited Public Market for Securities. At present, Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board, and under the symbol "AOHMDW" on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany The stock has traded sporadically for the last fifty four months. There is no assurance that a trading market will continue to develop in the future, or that it will be sustained. A shareholder of the Company's securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company owns personal property in the form of licenses and office equipment. The Company currently leases its office and technology space in Tulsa, OK for $774 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2006.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board, and the symbol "AOHMDW" on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

HOLDERS

As of May 23, 2006 there were approximately 111 stockholders of record of the Common Stock, this does not reflect those shares held beneficially or in "street" name.

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

RECENT SALES OF UNREGISTERED SECURITIES

There have been no recent sales of unregistered securities since March 31, 2006.

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

The Company currently can satisfy its current cash requirements for approximately 60-90 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and from additional borrowings. Additionally, holders of outstanding stock options have been exercising those options which have provided additional working capital for the Company. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow from sales to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities.

The Company currently has four full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing affiliates Corporate Disc for our DVDPlus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations - March 31, 2006 and 2005.

During the years ended March 31, 2006 and 2005 our revenues from operations were $4,575 and $395,046. Gross profits from these revenues were $2,857 and $103,824, respectively. Revenues decreased substantially as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the years ended March 31, 2006 and 2005, the Company incurred operating expenses of $595,477 and $741,965. The decrease in operating expenses of $146,488 (20%) is attributed to a decrease in bad debt expense of $100,022; a decrease in payroll expense of $52,154, a result of decreasing our staff from five to four employees; a increase in professional fees of $69,479, a result of legal fees associated with defending the Company against a law suit; and a decrease in all other expenses of $63,791. This includes a decrease in consulting expense of $14,600, a decrease in advertising expense of $9,333, a decrease in office expense of $12,266, a decrease in occupancy expenses of $13,113, a decrease in travel expense of $9,303 and a decrease in all other operating expenses of $5,176. The decrease in these operating expenses were the result of the Company reducing its operational expenses in order to conserve te Company's working capital. During the years ended March 31, 2006 and 2005 we incurred net losses of $670,324 and $733,624 or $(0.025) and $(0.030) per share.

Liquidity and Capital Resources.

From inception through May 23, 2006, the Company has issued 28,627,893 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for ThinDisc, Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $121,047 in cash as of March 31, 2006. In April and May 2006, the Company received $5,000 from stock options being exercised.

The Company had no recurring source of revenue and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage, however, during the year ended March 31, 2006 we did not receive any significant revenues. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2006 and 2005. At March 31, 2006 and 2005 the working capital deficit was $990,295 and $1,188,682, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.
As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2006 and 2005 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pattillo, Brown & Hill, LLP is the Company's independent auditor. At no time has there been any disagreement with such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

(a) Previous Independent Auditor:

On September 12, 2005, The Company received written communication from Sprouse & Anderson, LLP ("Sprouse & Anderson") stating that the Audit Retention Committee of Sprouse & Anderson had elected to decline to stand for re-election for the audit of the Registrant for the year ended March 31, 2006.

Sprouse & Anderson's last reported on Registrant's financial statements as of June 9, 2005. The report, which covered the two fiscal years ended March 31, 2005, and 2004, was an unqualified report modified for going concern. While Sprouse & Anderson expressed concern as to the Registrant's ability to remain a going concern, neither the report nor the financial statements for the periods contained any other adverse opinion or disclaimer of opinion, nor were they modified as to audit scope or accounting principles.

The auditors' report of Sprouse & Anderson on the financial statements of EnXnet, Inc. as of and for the years ended March 31, 2005 and 2004 contained the following paragraph:

"The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During Enxnet's past two fiscal years ending March 31, 2005 and 2004 and the subsequent interim period preceding the date of Sprouse & Anderson's notice of it's decline to stand for re-election, the Registrant did not have any disagreements with Sprouse & Anderson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Sprouse & Anderson, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. In addition, there have been no reportable events as defined in item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years.

Sprouse & Anderson furnished us with a letter addressed to the SEC stating that it agrees with the above statements. A copy of the letter to the SEC dated September 16, 2005, was filed as an exhibit to our Form 8-K filed on September 22, 2005 (SEC File No. 000-30675)

(b) New Independent Auditor:

We engaged Pattillo, Brown, & Hill LLP on March 10, 2006 as our new independent auditor. Prior to such date, we did not consult with Pattillo, Brown & Hill LLP regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Pattillo, Brown & Hill LLP, or (iii) any other matter that was subject of a disagreement between us and our former independent auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROL AND PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because the business of EnXnet, Inc. is early stage and very simple, our controls are not complex at this time. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Conclusions

Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to EnXnet, Inc. is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

The officers and directors of the Company are as follows:

Name                Age       Position

Ryan Corley         62        President, CEO, and
                              a member of the Board of Directors

Stephen Hoelscher   47        CFO and Treasurer

W. H. Walker Jr.    53        Member of the Board of Directors

Linda Howard        59        Secretary

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 25 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. In January 2006, Mr Hoelscher became a director, secretary and CFO of Telecomm Sales Network, Inc, a North Carolina based small publicly traded company. Mr. Hoelscher will continue his work with EnXnet, Mastodon and Telecomm and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher was also the Controller for Aperian, Inc. an Austin, Texas based publicly traded company from 1997 to 2000. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

Linda Howard - Secretary of the Board of Directors

Ms. Howard has been employed by the Company since July 2001 and has served in the capacity of executive assistant. Prior to coming to the Company she managed Sooner Beauty Supply in Tulsa, OK from May 1998 to June 2001. Ms. Howard has worked with management for Doctor's Hospital; OTASCO; Yellow Freight System; Blue Cross and Blue Shield; and Skelly Oil Company. Ms. Howard attended Tulsa Community College.



ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation.

SUMMARY COMPENSATION TABLE. The following table summarizes the compensation earned during the fiscal year by our chief executive officer who served during the fiscal years ended March 31, 2006 and 2005.

                           SUMMARY COMPENSATION TABLE (1)
Name                                        OTHER
Position     YEAR    SALARY    BONUS    COMPENSATION
Ryan Corley  2006   $28,000     -0-          -0-
CEO          2005    36,000     -0-          -0-

(1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Option Grants.

The following table sets forth certain information concerning stock options granted to the named officers and directors during the years ended March 31, 2006 and 2005.

                              INDIVIDUAL GRANTS
                 Number of
                 Securities Percent of Total
                 Underlying Options Granted  Exercise or
                  Options   to Employees in  Base Price
                 Granted(#)   Fiscal Year     ($/share)  Expiration Date
Name
Stephen Hoelscher 100,000        28.57           .43        07/02/2011
Stephen Hoelscher  60,000        27.27          1.55        07/23/2011
Linda Howard       60,000        27.27          1.55        07/23/2011

Mr. Hoelscher exercised 25,000 stock options for restricted Rule 144 stock at an exercise price of $.40 per option in the Year ended March 31, 2006. No stock options were exercised by any of the officers or directors in the year ending March 31, 2005.

Long-Term Incentive Plan Awards.

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation of Directors.

The Board has implemented a plan to award options to non-employee Board members. Mr. Walker was awarded 45,000 options under the plan during the year ending March 31, 2004. There are no contractual arrangements with any member of the Board of Directors.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the Common Stock ownership as of May 23, 2006, of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, unless otherwise noted, and all ownership is of record and beneficial.

                                                           Percentage
Name and            Number of                               of Shares
address of owner    Shares         Position                  Owned

Ryan Corley         12,371,979     President                43.22%
P.O. Box 140021                    CEO, and a member of the
Austin, TX 78714                   Board of Directors

Stephen Hoelscher       70,090     Chief Financial Officer   0.14%
900 Indian Springs Rd              and Treasurer
Georgetown, TX 78628

W. H. Walker, Jr.        5,100     Member of the Board       0.02%
3420 East 61st Place               of Directors
Tulsa, OK 74136

Linda Howard            40,000     Secretary to the Board    0.24%
11333 Pine St, Ste 75
Tulsa, OK 74116

All officers and    12,487,169                              43.62%
directors as a
group (4 persons)

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
             Ryan Corley as Nominee.           Incorporated by
                                               reference to
                                               exhibit 10.1 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

10.2         Licensing Agreement for           Incorporated by
             ClearVideo                        reference to
                                               exhibit 10.2 of
                                               Registrant's
                                               Form 10-SB filed May 22,
                                               2000 (File No. 000-
                                               30675)

10.3	       Licensing Agreement for
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

31.1  Certification of Chief Operating Officer

31.2 Certification of Chief Financial Officer

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our board of directors appointed Sprouse & Anderson, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2005. The aggregate fees billed by Sprouse & Anderson, L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10-KSB for the fiscal years ended March 31, 2006 and March 31, 2005 was $17,800 and $11,500, respectively.

Audit Related Fees

For the Company's fiscal year ended March 31, 2006 and 2005, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees

For the Company's fiscal year ended March 31, 2006 and 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2006 and 2005.







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of this Registrant and in the capacities and on the dates indicated.

            SIGNATURE              TITLE                           DATE
            ---------              -----                           ----
/s/ Ryan Corley           President,                             6/28/2006
----------------------    CEO, and a member of the
    Ryan Corley           Board of Directors

/s/ Stephen Hoelscher     Chief Financial Officer                6/28/2006
---------------------     and Treasurer
    Stephen Hoelscher

/s/ W. H. Walker, Jr.     Member of the                          6/28/2006
----------------------    Board of Directors
    W. H. Walker, Jr.

Pattillo, Brown and Hill, L.L.P.
Certified Public Accountants


































Board of Directors and Stockholders
EnXnet, Inc.


INDEPENDENT AUDITORS REPORT


We have audited the accompanying balance sheets of EnXnet, Inc. (the Company), as of March 31, 2006, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ Pattillo, Brown and Hill, L.L.P.


Waco, Texas
June 9, 2006












                                F-1
Sprouse & Anderson, L.L.P.
Certified Public Accountants


Board of Directors and Stockholders
EnXnet, Inc.


INDEPENDENT AUDITORS REPORT


We have audited the accompanying balance sheet of EnXnet, Inc. (the Company), as of March 31, 2005, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


                                   /s/ Sprouse & Anderson L.L.P.


Austin, Texas
June 9, 2005






                                F-2
EnXnet, Inc
BALANCE SHEETS

ASSETS                                                 March 31,
                                                    2006       2005
Current assets:
Cash                                              $121,047  $   6,345
Accounts receivable (net allowance for doubtful
accounts of $-0-, and 100,022, respectively)          -        18,219
Prepaid expense                                        645      8,560
                                                  ________   ________
Total current assets                               121,692     33,124
                                                  ________   ________

Equipment, net                                       3,658      4,970
                                                  ________   ________
Other assets:
Deposits and deferred charges                        1,137      1,137
Licenses, net                                      159,905    199,053
Marketable securities                                 -        70,617
Investment                                          25,000    100,000
                                                  ________    _______
Total other assets                                 186,042    370,807
                                                  ________    _______
Total assets                                      $311,392   $408,901
                                                  ========    =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses            $ 167,437  $ 153,287
Advances from officer-related party                  4,005      3,270
Advances from stockholder                           31,000    234,840
Notes payable                                      270,942    257,194
Notes payable - related party                      638,603    573,215
                                                 _________   ________
Total current liabilities                        1,111,987  1,221,806
                                                 _________   ________

Stockholders' equity (deficit):
Common stock, $.00005 par value; 200,000,000
  shares authorized; 28,627,893 and 25,058,043
  issued and outstanding March 31, 2006 and
  March 31, 2005, respectively                       1,431      1,253
Additional paid-in capital                       2,506,472  1,714,689
Common stock subscribed                               -          -
Retained deficit                                (3,193,498)(2,523,174)
Deferred consideration                             (40,000)      -
Other comprehensive income                         (75,000)    (5,673)
                                                  ________   ________
Total stockholders' equity (deficit)              (800,595)  (812,905)
                                                  ________   ________
Total liabilities and
  stockholders' equity (deficit)                 $ 311,392  $ 408,901
                                                  ========   ========
The accompanying notes are an integral part of these financial statements.
                                F-3
EnXnet, Inc.
STATEMENTS OF LOSS



                                              For the Years Ended
                                                   March 31,
                                                 2006      2005

Revenues                                    $    4,575   $395,046
Cost of revenues                                 1,718    291,222
                                               _______    _______
Gross Profit                                     2,857    103,824

Operating expenses:
Consulting fees                                206,486    221,086
Depreciation & amortization                     40,460     42,612
Bad debts                                          -      100,022
Royalties                                          570        450
Advertising                                        -        9,333
Payroll                                        147,275    199,429
Professional services                          147,667     78,188
Occupancy expense                               24,934     38,047
Office expense                                  15,385     27,651
Travel expense                                  11,865     21,168
Other expense                                      835      3,979
                                               _______    _______
Total operating expenses                       595,477    741,965
                                               _______    _______

Operating loss                                (592,620)  (638,141)

Other Income (expense):
Gain (Loss) on sale of
 marketable securities                        ( 22,989)     2,478
Bad debt recovery                                3,466        -
Other income                                     2,509        -
Interest expense                               (60,690)   (97,961)
                                               _______    _______
Net loss                                      (670,324)  (733,624)

Other comprehensive income:
Net unrealized gain (loss) on:
 marketable securities                             -        9,958
 investments                                  ( 69,327)       -
                                               _______    _______
Comprehensive income (loss)                 $ (739,651) $(723,666)
                                               =======    =======

Net loss per share-basic
  and diluted                               $    (.025) $ (0.030)
                                               ========   =======
Weighted average number
of shares outstanding                        26,411,875 24,711,563
                                             ========== ==========
The accompanying notes are an integral part of these financial statements.
                                F-4


EnXnet, Inc.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 2006 and 2005



                                 Common Stock          Additional
Other
                        ____________________________    Paid-in     Retained
Deferred     Comprehensive
                          Shares   Amount Subscribed    Capital     Deficit
Consideration   Income       Total
                        __________ ______ __________  __________  ___________
__________  _____________  _________
Balance: March 31, 2004 24,326,800 $1,216 $ (19,665) $1,399,404  $(1,789,550) $
-     $     (15,631) $(424,226)
Common stock issued for:
   Cash                    250,000     12      -         74,988         -
-              -        75,000
   Services                467,043     24      -        106,521         -
-              -       106,545
   Options exercised        14,200      1    19,665       7,099         -
-              -        26,765
Options issued for services   -         -      -         41,310         -
-              -        41,310
Options issued with notes     -         -      -         10,671         -
-              -        10,671
Conversion value of
   debt issued                -         -      -         54,000         -
-              -        54,000
Extension of options          -         -      -         20,696         -
-              -        20,696
Net loss                      -         -      -           -      (  733,624)
-              -      (733,624)
Other comprehensive income    -         -      -           -            -
-             9,958      9,958
                        __________ ______ __________  __________  ___________
__________  _____________  _________
Balance: March 31, 2005 25,058,043 $1,253 $    -     $1,714,689  $(2,523,174) $
-     $      (5,673) $(812,905)
Common stock issued for:
   Cash                    200,000     10      -         49,990         -
-              -        50,000
   Services              1,564,850     78      -        242,243         -
-              -       242,321
   Options exercised       705,000     35      -        178,265         -
-              -       178,300
   Payment of debt       1,100,000     55      -        321,285         -
-              -       321,340
Deferred consideration        -         -      -           -            -
(40,000)          -      ( 40,000)
Net loss                      -         -      -           -      (  670,324)
-              -      (670,324)
Other comprehensive income    -         -      -           -            -
-           (69,327)  ( 69,327)
                        __________ ______ __________  __________  ___________
__________  _____________  _________
Balance: March 31, 2006 28,627,893 $1,431 $    -     $2,506,472  $(3,193,498) $
(40,000) $     (75,000) $(800,595)
                        ========== ====== ==========  ==========  ===========
==========  =============  =========



The accompanying notes are an integral part of these financial statements.
                                F-5


EnXnet, Inc.
STATEMENTS OF CASH FLOWS


                                              For the Year Ended
                                                    March 31,
                                                 2006       2005
Cash flows from operating activities:
Net loss                                      $(670,324) $(733,624)
Adjustments to reconcile net loss
 to cash provided (used) by
 operating activities:
Depreciation and amortization                    45,444     98,923
Variable option accounting charge                   -       20,696
(Gain)Loss on sale of
 marketable securities                           22,989     (2,478)
Stock issued for services                       237,095    106,545
Options issued for services                       5,226     41,310
Deferred consideration                          (40,000)
Changes in operating assets
 and liabilities:
Accounts and other receivable                    18,219    (14,606)
Prepaid expenses                                  7,915     89,332
Other assets                                        -        1,213
Accounts payable and accrued expenses            88,302     58,530
                                               ________    _______
Net cash used in operating
  activities                                   (285,134)  (334,159)
                                               ________    _______
Investing activities:
Purchase of equipment                               -         (768)
Purchase of equity investments                      -     (100,000)
Proceeds from sale of
 marketable securities                           53,301     90,678
                                                _______    _______
Net cash provided (used) by
 investing activities                            53,301    (10,090)
                                                _______    _______
Financing activities:
Proceeds from note payable - related party          -      251,000
Proceeds from note payable                       50,000        -
Proceeds from advances from
  officer and stockholder 		             76,243    213,623
Proceeds from sale of common stock              228,300    101,765
Repayment of advances                            (8,008)  (221,000)
                                                _______    _______
Net cash provided by financing
 activities                                     346,535    345,388
                                                _______    _______
Net increase (decrease) in cash                 114,702      1,139
Cash, beginning of period                         6,345      5,206
                                                _______    _______
Cash, end of period                            $121,047   $  6,345
                                                =======    =======


The accompanying notes are an integral part of these financial statements.
                                F-6
EnXnet, Inc.
STATEMENTS OF CASH FLOWS - continued







                                              For the Years Ended
                                                   March 31,
                                                2006       2005

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest                                        $    -      $   -
Income taxes                                         -          -

Non-cash financing activities:

Conversion of advances to accounts payable           -        10,700
Conversion of advances to notes payable              -       221,000
Issuance of stock for advances from shareholder   271,340       -
Conversion of accrued interest to note payable     74,152       -
Issuance of options for notes payable                -        10,671
Issuance of common stock for services             237,095    106,545
Issuance of stock options for services              5,226     41,310
                                                  =======    =======



























The accompanying notes are an integral part of these financial statements.
                                F-7
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

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

     The following table details the Company's equipment:
                                                       March 31,
                                                    2006        2005
                                                   ------      ------
     Equipment                                   $ 53,137    $ 53,137
     Accumulated depreciation                     (49,479)    (48,167)
                                                  -------     -------
     Equipment, net                              $  3,658    $  4,970
                                                  =======     =======

Depreciation expenses for the years ended March 31, 2006 and 2005 were $1,312 and $3,772, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2006 and 2005 were $ - and $9,333, respectively.

Reclassifications

Certain amounts have been reclassified from the prior financial statements for comparative purposes.


                                F-8
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

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

Persuasive evidence of an arrangement is demonstrated via a purchase order from our customers. Delivery occurs when title and all risks of ownership are transferred to the purchaser which generally occurs when the products are shipped to the customer. No right of return exists on sales of product except for defective or damaged products. The sales price to the customer is fixed upon acceptance of purchase order. To assure that collectibility is reasonably assured we perform ongoing credit evaluations of all of our customers.









                                F-9
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

1. Summary of Accounting Policies - continued

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2006 and 2005 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on March 31, 2006 and 2005.



                                F-10
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

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

The options granted in 2006 and 2005 have exercise prices which approximate fair value and accordingly, no compensation cost has been recognized for the compensatory stock options in the financial statements. Had compensation cost for the Company's stock options been determined consistent with FASB statement No. 123, "Accounting for Stock Based Compensation", the Company's net income (loss) and net income (loss) per share would have been decreased (increased) to the pro forma amounts indicated below:
                                              2006            2005
                                            --------        --------
   Net loss                As reported     $(670,324)      $(733,624)
                           Proforma        $(678,457)      $(774,170)

   Basic loss per share    As reported        $(.025)         $(.030)
                           Proforma           $(.026)         $(.031)

   Diluted loss per share  As reported        $(.025)         $(.030)
                           Proforma           $(.026)         $(.031)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were for grants in 2006; dividend yield of 0%, expected volatility of 282%, risk free interest rates of 2.0%, and an expected life of approximately 5.33 years. The following assumptions were for grants in 2005; dividend yield of 0%, expected volatility of 40%, risk free interest rates of 1.0%, and an expected life of 7.20 years.
                                F-11
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

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

New Accounting Pronouncements

In May, 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB Statement No. 3 ("hereinafter" "SFAS No. 154"). This statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Internal Financial Statements" and revises the requirements regarding accounting for and reporting a change in accounting principle. This statement requires retrospective application of the accounting change to the financial statements of prior periods, unless it is impractical to determine the period-specific effects or the cumulative effect of changing to the new accounting principle. This statement also addresses the reporting issues related to a change in accounting principle if it is impractical to determine the period-specific effects or the cumulative effect of the change. The adoption of this statement had no immediate material effect on the Company's financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.


                                F-12
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

1. Summary of Accounting Policies - continued

New Accounting Pronouncements - continued

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

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

                               F-13
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

3. Marketable Securities

The Company owned 51,924 shares of Fonar Corporation as of March 31, 2005. During the year ended March 31, 2006 the Company sold all of its investment in Fonar and did not have any shares on hand at March 31, 2006. Fonar is traded on the NASDAQ National Market system under the symbol FONR. As discussed in Note 1, the Company accounts for its marketable securities under Statement of Financial Accounting Standards No. 115, Accounting for Investments in Debt and Equity Securities. Management's intent is to hold these securities therefore they are being shown as a non- current asset. The Company's marketable consist of the following securities:

                                      2006
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $   -          $   -         $   -
                             ========       ========      ========

                                      2005
          -------------------------------------------------------------
                                                         Unrealized
                               Basis       Fair Value    Gain (Loss)
          Equity Securities  $ 76,290       $70,617      $( 5,673)
                             ========       ========     =========

These securities are considered available-for-sale, as defined by SFAS No.
115 and, accordingly, the unrealized holding gain is shown in other comprehensive income, as follows:
                                                      2006           2005
                                                     ------         ------
   Unrealized holding gain(loss) recognized
      as of year end  					   $  5,673       $  9,958
   Holding gain (loss) recognized
	in prior years endings                        ( 5,673)       (15,631)
								   ---------	---------
Unrealized holding gain (loss) on investment
      Available for sale                           $   -          $( 5,673)
								   =========      =========

The Company sold certain available-for-sale securities during the year ended March 31, 2006 and 2005 and received $53,301 and $90,678 in proceeds. Sales of these securities also resulted in a realized gain (loss) of $(22,989) and $2,478.









                                F-14
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the years ended March 31, 2006 and 2005 was $38,839 and $38,839 and accumulated amortization was $207,561 and $168,722

     Amortization expense for the next five years is as follows:

                                             March 31,
                                               2007        38,839
                                               2008        38,839
                                               2009        38,839
                                               2010        38,839
                                            Thereafter      4,549
                                                          -------
                                              Total      $159,905
                                                          =======

6.   Income Taxes

At March 31, 2006 and 2005, the Company had net deferred tax assets of approximately $1,086,000 and $858,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2006 and 2005. At March 31, 2006 the Company has net operating loss carryforwards totaling approximately $3,193,000 which will begin to expire in the year 2015.




                                F-15
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

7. Notes Payable

Notes payable-related party consists of the following:
                                                             March 31,
                                                         2006          2005
                                                       -------      --------
     8% convertible note payable to Ryan Corley,
      President of the Company, due on demand
      Convertible into a maximum of
      1,100,000 common shares                        $ 110,000     $ 110,000

     6% convertible notes payable to Ryan Corley,
      President of the Company, due on demand,
      convertible into a maximum of
      3,524,020 common shares                          528,603       463,215
                                                      --------      --------
     Total notes payable-related party 	           $ 638,603     $ 573,215
                                                      ========      ========
Notes payable consist of the following:

       6% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 462,120 common shares      $  69,318      $ 60,554

       4% convertible notes payable to a
        stockholder, due on demand, convertible
        into a maximum of 350,000 common shares        175,000       175,000

       Non-interest bearing note payable to a           26,624        21,640
        stockholder, with a face value of $30,000,
        discounted at an effective interest rate
        of 6%. Payments begin May 2005 in the
        amount of $5,000 per month, with the option
        to purchase 150,000 common shares at $.20
        per share. The note matured in October 2005.
                                                      --------      --------
     Total notes payable                             $ 270,942      $257,194
                                                      ========      ========
8.  Advances from Officer and Stockholder

During the year ended March 31, 2006 and 2005 a stockholder made additional unsecured advances totaling $67,000 and $183,300. On July 18, 2005, the stockholder agreed to exchange $271,340 of the advances for 1,000,000 shares of the Company's rule 144 common stock. On August 26, 2004 the Company converted $175,000 of the advances to a convertible note. At March 31, 2006 and 2005, advances from stockholder were $31,000 and $234,840, respectively.

During the year ended March 31, 2006 and 2005, the CEO made additional and unsecured advances (net) totaling $8,743 and $30,322. During the year ended March 31, 2006 the Company made payments on these advances of $6,600. On September 24, 2004 the Company converted $46,000 of the advances to a convertible note. At March 31, 2006 and 2005, advances from CEO were $4,005 and $3,270, respectively.
                                F-16
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

9. Common Stock Transactions

During the years ended March 31, 2006 and 2005, the Company issued 1,564,850 and 467,043 shares of restricted Rule 144 common stock for services in the amount of $242,321 and $106,545.

10. Stock Options

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the year ended March 31, 2006 and 2005, the Company granted 120,000 and 350,000 stock options to employees, consultants and members of the Board of Directors.

The Company also issues stock options to consultants to purchase restricted Rule 144 stock which is not issued under the Plan. During the years ended March 31, 2006 and 2005, the Company granted 100,000 and 350,000 Options to consultants to purchase common stock with exercise prices of $.10 to $.43 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the years ended March 31, 2006 and 2005 in the amounts of $ 5,226 and $41,200.

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

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:
                                      2006            2005
         Dividends yield                0%              0%
         Expected volatility          282%             40%
         Risk-free interest rate      2.0%            1.0%
         Expected life                5.33 years      7.20 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information as of March 31, 2006 and 2005, is presented below:
                                           2006          2005
                                         ========      ========
Pro forma net loss to stockholders      $(678,457)   $(774,170)
Pro forma basic and diluted
     net loss per share                    (0.026)      (0.031)

Stock options to non-employees have been accounted for at the fair value of the options at the grant date as determined using the Black-Scholes option-pricing model.
                              F-17
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

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

    A summary of the status of the Company's stock options as of March 31, 2006 and 2005, is presented below:

                                             2006       2005
                                          =========  =========
Options outstanding at beginning of year  4,400,800  4,090,000
Options granted                             420,000    350,000
Options exercised                          (705,000)  ( 14,200)
Options canceled                           (140,000)     (25,000)
                                          ---------  ---------
Options outstanding at end of year        3,975,800  4,400,800
                                          =========  =========

The following table summarizes the information about the stock options as of March 31, 2006:

                     Weighted                            Weighted
                      Average    Weighted                 Average
           Number    Remaining    Average      Number    Exercise
Range of  Outstand- Contractual  Exercise    Exercisable   Price
Exercise   ing at      Life       Price          at     (exercisable
 Price     March 31   Years   (Total shares)   March 31   shares)
--------  ---------  ---------- ------------  ----------  ---------
  $.40      400,000      .25       $.40         400,000      $.40
 .10-.40  1,205,800     3.92        .43       1,205,800       .43
   .50      795,000     4.92        .50         795,000       .50
 .50-.90     45,000     4.92        .77          45,000       .77
 .40-.66    960,000     2.39        .53         960,000       .53
   .43      200,000     5.58        .43         200,000       .43
   .20      150,000      .83        .20         150,000       .20
 .10-1.55   220,000     3.00        .89         100,000       .10
--------  ---------  ---------- ------------  ----------  ---------
$.10-1.55 3,975,800     3.54        .45       3,855,800      $.45
========  =========  ========== ============  ==========  =========





                                F-18
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

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
======== =========  ========== ============  ==========  =========


11. Earnings per Share

     Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2006 and 2005, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.

12. Other Comprehensive Income

       								2006          2005
       							    --------      --------
       Holding gain (loss) during the period	    $  5,673      $  1,558
       Reclassification adjustment for sale of
          securities					         -           8,400
       Impairment of equity investment               (75,000)          -
       							    --------      --------
       Net Gain recognized in other
          comprehensive income                      $(69,327)     $  9,958
								    ========      ========










                                F-19
EnXnet, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED MARCH 31, 2006 and 2005

13. Investment

On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company's equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at March 31, 2006 and at cost which approximates fair value at March 31, 2005. During the year ended March 31, 2006 the Company determined that the equity interest was impaired by 75% and reduced the carrying value by $75,000 in aggregate for the equity interest.

14. Commitments and Contingencies

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

15. Related Party Transactions

On September 24, 2004, the Company entered into a funding arrangement whereby Ryan Corley loaned the Company an additional $46,000. This loan is payable on demand bearing interest at the rate of 6% per annum and is convertible into 230,000 shares of restricted Rule 144 Common Stock on demand.





















                                F-20