Form 10QSB
period 2006-06-30
ENXNET INC
filed 2006-08-11
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-30675

EnXnet, Inc.
(Name of small business issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11333 E. Pine Street, Suite 75 - Tulsa, Ok 74116
(Address of principal executive offices & zip code)

(918) 592 - 0015
Registrant's telephone number, including area code:

(Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes  [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes  [_] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes  [_] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 19, 2006, there were 29,077,893 shares of Common Stock, $0.00005 par value, of the issuer outstanding.

Transitional Small Business Disclosure Format (Check one): [_] Yes  [_] No

Table of Contents

Part I. FINANCIAL INFORMATION

Item I. Financial Statements

Balance Sheets June 30, 2006 and March 31, 2006	3

Statements of Loss For the three months ended June 30, 2006 and 2005	4

Statements of Changes in Stockholders Equity (deficit)	5

Statements of Cash Flows For the three months ended June 30, 2006 and 2005	6

Summary of Accounting Policies	7

Notes to Financial Statements	9

Item 2. Managements Discussion and Analysis or Plan of Operation	16

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote to Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES

Exhibit 31.1 - Certification of financial statements Chief Executive Officer & Chief Financial Officer

Exhibit 31.2 - Certification of financial statements Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

ITEM 1.

Financial Statements

ENXNET, INC BALANCE SHEETS
	June 30,	March 31,
	2006	2006
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$147,379	$121,047
Accounts receivable	-	-
Prepaid expenses	299	645
TOTAL CURRENT ASSETS	147,678	121,692

FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	46,978	46,978
Less accumulated depreciation	(49,698)	(49,480)
TOTAL FIXED ASSETS	3,440	3,658

OTHER ASSETS
Licenses, net	150,119	159,905
Investment	25,000	25,000
Deposits	1,137	1,137
TOTAL OTHER ASSETS	176,256	186,042

TOTAL ASSETS	$327,374	$311,392

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$132,123	$167,437
Advances from officer - related party	4,005	4,005
Advances from stockholder	31,000	31,000
Notes payable	272,188	270,942
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,077,919	1,111,987

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
29,077,893 and 28,627,893 shares issued and outstanding	1,454	1,431
Additional paid-in capital	2,697,577	2,506,472
Accumulated deficit	(3,374,576)	(3,193,498)
Deferred consideration	-	(40,000)
Other comprehensive income	(75,000)	(75,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(750,545)	(800,595)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$327,374	$311,392

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,	June 30,
	2006	2005

REVENUES	$-	$1,790

COST OF SALES	-	750

Gross Profit	-	1,040

EXPENSES
Consulting fees	47,843	17,545
Depreciation & amortization	10,004	10,115
Royalties	5,000	570
Advertising	100	-
Payroll	67,443	44,222
Professional services	20,775	26,575
Occupancy	5,611	7,128
Office	4,749	5,132
Travel	4,289	1,559
Other	266	120
Total Expenses	166,080	112,966

LOSS FROM OPERATIONS	(166,080)	(111,926)

OTHER INCOME (EXPENSE)
Interest expense	(15,002)	(13,714)
Loss on sale of marketable securities	-	(1,543)
Interest income	4	2
Total Other Income (Expense)	(14,998)	(15,255)

NET LOSS	(181,078)	(127,181)

Net unrealizable gain (loss) on marketable securities	-	(6,958)

COMPREHENSIVE LOSS	$(181,078)	$(134,139)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.006)	$(0.005)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	28,771,300	25,265,122

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Consideration	Income	Equity(Deficit)

Balance, March 31, 2005	25,058,043	$1,253	$1,714,689	$(2,523,174)	$-	$(5,673)	(812,905)

Common stock issued for:
Cash	200,000	10	49,990	-	-	-	50,000
Services	1,564,850	78	242,243	-	-	-	242,321
Options exercised	705,000	35	178,265	-	-	-	178,300
	1,100,000	55	321,285	-	-	-	321,340

Deferred consideration	-	-	-	-	(40,000)	-	(40,000)

Net loss for the year ended March 31, 2006	-	-	-	(670,324)	-	-	(670,324)

Other comprehensive income	-	-	-	-	-	(69,327)	(69,327)

Balance, March 31, 2006	28,627,893	1,431	2,506,472	(3,193,498)	(40,000)	(75,000)	(800,595)

Common stock issued for:
Options exercised for cash	450,000	23	164,977	-	-	-	165,000

Stock options issued	-	-	26,128				26,128

Deferred consideration	-	-	-	-	40,000	-	40,000

Net loss for the three months ended June 30, 2006	-	-	-	(181,078)	-	-	(181,078)

Balance, June 30, 2006	29,077,893	$1,454	$2,697,577	$(3,374,576)	$-	$(75,000)	(750,545)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(181,078)	$(127,181)
Depreciation and amortization	11,250	11,616
Loss on sale of marketable securities	-	1,543
Common stock issued for services	40,000	27,485
Stock options issued	26,128	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	-	9,894
Decrease (increase) in prepaid expenses	346	6,941
Increase (decrease) in accounts payable & accrued expenses	(35,314)	15,416
Net cash provided (used) by operating activities	(138,668)	(54,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of marketable securities	-	5,807
Net cash provided (used) in investing activities	-	5,807

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	165,000	-
Proceeds from advances from officer and stockholder	-	48,700
Repayment of advances	-	(4,200)
Net cash used by financing activities	165,000	44,500

NET INCREASE (DECREASE) IN CASH	26,332	(3,979)

CASH - Beginning of period	121,047	6,345

CASH - End of period	$147,379	$2,366

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$40,000	$27,485

See accompanying summary of accounting policies and notes to condensed financial statements

EnXnet, Inc.

SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2006 included in the Company Form 10-KSB.

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

EnXnet, Inc.

SUMMARY OF ACCOUNTING POLICIES

Disc Security Tag

Disc Security Tag, (DSTag), is an invention which utilizes proprietary Electronic Article Surveillance (EAS) tags embedded or adhered to a DVD or CD during the injection mold phase of the manufacturing process.  Products, to which this process is applied, provide unique item identification for its customers and clients.  With this product, manufacturers are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers) that are desperate to reduce or stop the enormous losses attributed to employee and retail theft.  Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers. On May 23, 2003, the Company filed a patent for DSTag and on May 21, 2004, the Company filed an international patent for DSTag.

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

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

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

The following table details the Company's equipment:

	June 30, 2006	March 31, 2006
Equipment	$ 53,137	$ 53,138
Accumulated depreciation	(49,698)	(49,480)
Equipment, net	$ 3,990	$ 3,658

Depreciation expenses for the three months ended June 30, 2006 and 2005 were $218 and $328, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the three months ended June 30, 2006 and 2005 were $100 and $ -, respectively.

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

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

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

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of June 30, 2006 and March 31, 2006 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2006 and March 31, 2006.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Stock Based Compensation

The Company measures compensation cost for its stock based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.”  This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) , "Accounting for Stock-Based Compensation",  requires companies to include expenses in net income (loss) and earnings (loss) for each issuance of options and warrants.  The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants.

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

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

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

NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT

The Company does not own any marketable securities at June 30, 2006 and March 31, 2006.

The Company sold certain available-for-sale securities during the three months ended June 30, 2005 and received $5,807 in proceeds. Sales of these securities also resulted in a realized loss of $1,543.

NOTE 4 - LICENSES

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services.  As part of this acquisition Ryan Corley acquired the rights for using the ClearVideo Source Code for video/audio streaming over the internet of TV type programming and content. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement.  The license was acquired for a $250,000 note payable and the issuance of 97,500 shares of common stock, valued at $2,975. In addition during 2004, the Company issued 74,000 shares valued at $14,800 under an anti-dilution clause in the license agreement.

On January 2, 2002, the Company entered into an agreement with Ryan Corley, the President and majority stockholder of the Company, whereby the Company acquired his license agreement for video/audio streaming over the internet of TV type programming and content using the ClearVideo Source Code. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the three months ended June 30, 2006 and 2005 was $9,787 and $9,787 and at June 30, 2006 and March 31, 2006 accumulated amortization was $207,870 and $217,657.

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

At June 30, 2006 and March 31, 2006, the Company had net deferred tax assets of approximately $1,147,000 and $1,086,000 principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2006 and March 31, 2006. At June 30, 2006, the Company has net operating loss carry forwards totaling approximately $3,374,000 which will begin to expire in the year 2015.

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:

	June 30, 2006	March 31, 2006

8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$ 110,000	$ 110,000

6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603

Total notes payable-related party	$ 638,603	$ 638,603

Notes payable consist of the following:

6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$ 69,318	$ 69,318

4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000

Non-interest bearing note payable to a stockholder, payments begin May 2005 in the amount of $5,000 per month, option to purchase 150,000 common shares at $.20 per share, note was discounted using an imputed interest rate of 6%. The note matured in October 2005.	27,870	26,624

Total notes payable	$ 272,188	$270,942

NOTE 7 - COMMON STOCK TRANSACTIONS

Stock option holders exercised 450,000 options and the Company issued 450,000 shares of common stock in exchange for $165,000 during the three months ended June 30, 2006.

The Company issued 274,850 shares of restricted common stock in exchange for services in the amount of $27,485 during the three months ended June 30, 2005.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the three months ended June 30, 2006 and 2005, the Company did not grant any stock options.

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $185,802. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the three months ended June 30, 2006 is $26,128 and has been expensed in the three months ended June 30, 2006 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of June 30, 2006 and March 31, 2006, is presented below:

	June 30, 2006	March 31, 2006

Options outstanding at beginning of year	3,975,800	4,400,800
Options granted	-	420,000
Options exercised	(450,000)	(705,000)
Options canceled	-	(140,000)

Options outstanding at end of year	3,525,800	3,975,800

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – STOCK OPTIONS - Continued

The following table summarizes the information about the stock options as of June 30, 2006:

Range of Exercise Price	Number Outstanding at June 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at June 30	Weighted Average Exercise Price (Exercisable shares)

$.10 - .40	1,155,800	3.92	$ .45	1,155,800	$ .45
.50	795,000	4.67	.50	795,000.50
.50 - .90	45,000	4.92	.77	45,000.77
.40 - .66	960,000	2.14	.53	960,000.53
.43	200,000	5.33	.43	200,000.43
.20	150,000.58		.20	150,000.20
.10 – 1.55	220,000	3.00	.89	100,000.10

$ .10 – 1.55	3,525,800	3.54	$ .50	3,405,800	$ .47

The following table summarizes the information about the stock options as of March 31, 2006:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)

$.40	400,000.25		$ .40	400,000	$ .40
.10 - .40	1,205,800	3.92	.43	1,202,800.43
.50	795,000	4.92	.50	795,000.50
.50 - .90	45,000	4.92	.77	45,000.77
.40 - .66	960,000	2.39	.53	960,000.53
.43	200,000	5.58	.43	200,000.43
.20	150,000.83		.20	150,000.20
.10 - 1.55	220,000	3.00	.89	100,000.10

.10 - 1.55	3,975,800	3.54	.45	3,855,800	$ .45

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation

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

The Company does not anticipate any significant cash requirements for the purchase of any facilities or equipment.

The Company currently has four full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing affiliates Duplium and Corporate Disk for our DVDPlus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations – Three Months Ended June 30, 2006 and 2005.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the three months ended June 30, 2006 and 2005, the Company incurred operating expenses of $166,080 and $112,966. The increase in operating expenses of $53,114 (47%) is attributed to an increase in consulting expense of $30,298. Consulting expenses for June 30, 2006 include $40,000 in expenses paid through the issuance of restricted common stock. The increase in operating expenses included an increase in payroll expense of $23,221. The increase in payroll expense included $26,128 in expenses for options issued to employees. Other classifications of expenses did not fluctuate substantially from June 30, 2005 to 2006. During the three months ended June 30, 2006 and 2005 we incurred net losses of $181,078 and $134,139 or $(0.006) and $(0.005) per share.

Liquidity and Capital Resources.

From inception through June 30, 2006, the Company has issued 29,077,893 shares of its Common Stock to officers, directors and others.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for ThinDisc, Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $147,379 in cash as of June 30, 2006.

The Company had no recurring source of revenue and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage, however, during the year ended March 31, 2006 and the three months ended June 30, 2006 we did not receive any significant revenues. The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2006. At June 30, 2006 and March 31, 2006 the working capital deficit was $930,241 and $990,295, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2006 and 2005 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the expectations or beliefs concerning future events that involve risks and uncertainties, including but not limited to the demand for Company products and services and the costs associated with such goods and services. All other statements other than statements of historical fact included in this Quarterly Report including, without limitation, the statements under "Management’s Discussion and Analysis or Plan of Operations" and elsewhere in the Quarterly Report, are forward-looking statements.  While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

CURRENT TRADING MARKET FOR THE COMPANY'S SECURITIES.

Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board, and the symbol “AOHMDW” on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

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

EnXnet, Inc.

Dated: August 11, 2006	/s/ Ryan Corley
Ryan Corley - President