Form 10QSB
period 2006-09-30
ENXNET INC
filed 2006-11-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [_] Yes [X] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006, there were 29,901,198 shares of Common Stock, $0.00005 par value, of the issuer outstanding.

Transitional Small Business Disclosure Format (Check one): [_] Yes [X] No

Table of Contents

Part I. FINANCIAL INFORMATION

Item I. Financial Statements

Balance Sheets September 30, 2006 and March 31, 2006	3

Statements of Loss For the three and six months ended September 30, 2006 and 2005	4

Statements of Changes in Stockholders Equity (deficit)	5

Statements of Cash Flows For the six months ended September 30, 2006 and 2005	6

Summary of Accounting Policies	7

Notes to Financial Statements	9

Item 2. Managements Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Changes in Securities	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote to Security Holders	17

Item 5. Other Information	17

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES

Exhibit 31.1 - Certification of financial statements Chief Executive Officer & Chief Financial Officer

Exhibit 31.2 - Certification of financial statements Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1. Financial Statements

ENXNET, INC BALANCE SHEETS
	September 30,	March 31,
	2006	2006
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$138,223	$121,047
Accounts receivable	-	-
Prepaid expenses	1,293	645
TOTAL CURRENT ASSETS	139,516	121,692
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	78,014	46,978
Less accumulated depreciation	(49,916)	(49,480)
TOTAL FIXED ASSETS	34,258	3,658
OTHER ASSETS
Licenses, net	140,331	159,905
Investment	25,000	25,000
Deposits	1,137	1,137
TOTAL OTHER ASSETS	166,468	186,042
TOTAL ASSETS	$340,242	$311,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$234,192	$167,437
Advances from officer - related party	180	4,005
Advances from stockholder	31,000	31,000
Notes payable	244,318	270,942
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,148,293	1,111,987
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
29,901,198 and 28,627,893 shares issued and outstanding	1,495	1,431
Additional paid-in capital	3,120,582	2,506,472
Accumulated deficit	(3,729,128)	(3,193,498)
Deferred consideration	(126,000)	(40,000)
Other comprehensive income	(75,000)	(75,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(808,051)	(800,595)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$340,242	$311,392

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$-	$-	$-	$1,790
COST OF SALES	-	-	-	750
Gross Profit	-	-	-	1,040
EXPENSES
Consulting fees	86,568	12,837	134,411	30,382
Depreciation & amortization	10,006	10,115	20,010	20,230
Royalties	-	-	5,000	570
Advertising	-	-	100	-
Payroll	136,841	32,616	204,284	76,838
Professional services	90,616	27,973	111,391	54,548
Occupancy	5,831	6,761	11,442	13,889
Office	5,931	2,670	10,680	7,802
Travel	4,134	1,798	8,423	3,357
Other	99	190	365	310
Total Expenses	340,026	94,960	506,106	207,926
LOSS FROM OPERATIONS	(340,026)	(94,960)	(506,106)	(206,886)
OTHER INCOME (EXPENSE)
Interest expense	(14,530)	(16,112)	(29,532)	(29,826)
Loss on sale of marketable securities	-	(8,076)	-	(9,619)
Bad debt recovery	-	3,466	-	3,466
Interest income	4	2	8	4
Total Other Income (Expense)	(14,526)	(20,720)	(29,524)	(35,975)
NET LOSS	(354,552)	(115,680)	(535,630)	(242,861)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-	(50,000)	-	(50,000)
Marketable securities	-	2,919	-	(4,039)
COMPREHENSIVE LOSS	$(354,552)	$(162,761)	$(535,630)	$(296,900)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.012)	$(0.005)	$(0.019)	$(0.009)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	28,925,434	25,970,012	28,925,434	25,970,012

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Consideration	Income	Equity (Deficit)

Balance, March 31, 2005	25,058,043	$1,253	$1,714,689	$(2,523,174)	$-	$(5,673)	(812,905)
Common stock issued for:
Cash	200,000	10	49,990	-	-	-	50,000
Services	1,564,850	78	242,243	-	-	-	242,321
Options exercised	705,000	35	178,265	-	-	-	178,300
Payment of debt	1,100,000	55	321,285	-	-	-	321,340
Deferred consideration	-	-	-	-	(40,000)	-	(40,000)
Net loss for the year ended March 31, 2006	-	-	-	(670,324)	-	-	(670,324)
Other comprehensive income	-	-	-	-	-	(69,327)	(69,327)
Balance, March 31, 2006	28,627,893	1,431	2,506,472	(3,193,498)	(40,000)	(75,000)	(800,595)
Common stock issued for:
Cash	50,000	2	29,998	-	-	-	30,000
Services	423,305	21	220,986	-	-	-	221,007
Options exercised	650,000	33	264,967	-	-	-	265,000
Payment of debt	150,000	8	28,485	-	-	-	28,493
Stock options issued	-	-	69,674	-	-	-	69,674
Deferred consideration	-	-	-	-	(86,000)	-	(86,000)
Net loss for the six months ended September 30, 2006	-	-	-	(535,630)	-	-	(535,630)
Balance, September 30, 2006	29,901,198	$1,495	$3,120,582	$(3,729,128)	$(126,000)	$(75,000)	$(808,051)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(535,630)	$(242,861)
Depreciation and amortization	21,879	22,722
Loss on sale of marketable securities	-	9,619
Common stock issued for services	261,007	51,595
Stock options issued	69,674	-
Deferred consideration	(126,000)	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	-	18,218
Decrease (increase) in prepaid expenses	(648)	1,527
Increase (decrease) in accounts payable & accrued expenses	66,755	41,813
Net cash provided (used) by operating activities	(242,963)	(97,367)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(31,036)	-
Proceeds from the sale of marketable securities	-	29,960
Net cash provided (used) in investing activities	(31,036)	29,960
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	265,000	-
Proceeds from stock sales	30,000	-
Proceeds from advances from officer and stockholder	-	72,500
Repayment of advances	(3,825)	(6,600)
Net cash used by financing activities	291,175	65,900
NET INCREASE (DECREASE) IN CASH	17,176	(1,507)
CASH - Beginning of period	121,047	6,345
CASH - End of period	$138,223	$4,838
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$261,007	$51,595
Issuance of stock for advance to shareholder	$-	$271,340
Conversion of accrued interest to note payable	$-	$74,152
Common stock issued for payment of debt	$28,493	$-

See accompanying summary of accounting policies and notes to condensed financial statement

EnXnet, Inc.
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2006 included in the Company Form 10-KSB.

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

The following table details the Company's equipment:

	September 30, 2006	March 31, 2006
Equipment	$ 84,174	$ 53,138
Accumulated depreciation	(49,916)	(49,480)
Equipment, net	$ 34,258	$ 3,658

Depreciation expenses for the six months ended September 30, 2006 and 2005 were $436 and $656, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the six months ended September 30, 2006 and 2005 were $100 and $ -, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of September 30, 2006 and March 31, 2006 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2006 and March 31, 2006.

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

The Company does not own any marketable securities at September 30, 2006 and March 31, 2006.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the six months ended September 30, 2006 and 2005 was $19,574 and $19,574 and at September 30, 2006 and March 31, 2006 accumulated amortization was $227,444 and $207,870.

NOTE 5 – INCOME TAXES

At September 30, 2006 and March 31, 2006, the Company had net deferred tax assets of approximately $1,268,000 and $1,086,000 principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2006 and March 31, 2006. At September 30, 2006, the Company has net operating loss carry forwards totaling approximately $3,729,000 which will begin to expire in the year 2015.

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:

	September 30, 2006	March 31, 2006

8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$ 110,000	$ 110,000

6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603

Total notes payable-related party	$ 638,603	$ 638,603

Notes payable consist of the following:

6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$ 69,318	$ 69,318

4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000

Non-interest bearing note payable to a stockholder, payments begin May 2005 in the amount of $5,000 per month, option to purchase 150,000 common shares at $.20 per share, note was discounted using an imputed interest rate of 6%. The note matured in October 2005.	-	26,624

Total notes payable	$ 244,318	$270,942

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 50,000 shares of restricted common stock in exchange for cash in the amount of $30,000 during the six months ended September 30, 2006.

Stock option holders exercised 650,000 options and the Company issued 650,000 shares of common stock in exchange for $265,000 during the six months ended September 30, 2006.

The Company issued 423,305 shares of restricted common stock in exchange for services in the amount of $221,007 during the six months ended September 30, 2006.

The Company issued 150,000 shares of restricted common stock in exchange for debt in the amount of $28,493 during the six months ended September 30, 2006.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the six months ended September 30, 2006 and 2005, the Company did not grant any stock options.

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $185,802. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the six months ended September 30, 2006 is $69,674 and has been expensed in the six months ended September 30, 2006 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of September 30, 2006 and March 31, 2006, is presented below:

	September 30, 2006	March 31, 2006

Options outstanding at beginning of year	3,975,800	4,400,800
Options granted	-	420,000
Options exercised	(650,000)	(705,000)
Options canceled	(430,000)	(140,000)

Options outstanding at end of year	2,895,800	3,975,800

The following table summarizes the information about the stock options as of September 30, 2006:

Range of Exercise Price	Number Outstanding at September 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at September 30	Weighted Average Exercise Price (Exercisable shares)

$.10 - .50	1,155,800	3.38	$ .45	1,155,800	$ .45
.50	795,000	4.42	.50	795,000.50
.50 - .90	45,000	4.42	.77	45,000.77
.40 - .66	430,000	4.00	.57	430,000.57
.43	200,000	5.08	.43	200,000.43
.20	150,000.33		.20	150,000.20
1.55	120,000	4.75	1.55	-	-

$ .10 – 1.55	2,895,800	3.79	$ .52	2,775,800	$ .47

The following table summarizes the information about the stock options as of March 31, 2006:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)

$.40	400,000.25		$ .40	400,000	$ .40
.10 - .50	1,205,800	3.92	.43	1,202,800.43
.50	795,000	4.92	.50	795,000.50
.50 - .90	45,000	4.92	.77	45,000.77
.40 - .66	960,000	2.39	.53	960,000.53
.43	200,000	5.58	.43	200,000.43
.20	150,000.83		.20	150,000.20
.10 - 1.55	220,000	3.00	.89	100,000.10

.10 - 1.55	3,975,800	3.54	.45	3,855,800	$ .45

11. Commitments and Contingencies

We may from time to time be a party to various legal actions in the ordinary course of business. The Company was a party to litigation regarding two agreements with plaintiff Erick Hansen, an individual alleging breach of contract, fraud, and breach of fiduciary duty.  This litigation has now been dismissed with prejudice in favor of the Company.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

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

The Company currently can satisfy its current cash requirements for approximately 60-90 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select prospective individuals and from additional borrowings. Additionally, holders of outstanding stock options have been exercising those options which have provided additional working capital for the Company. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow from sales to sustain its operations.

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

Results of Operations – Six Months Ended September 30, 2006 and 2005.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the six months ended September 30, 2006 and 2005, the Company incurred operating expenses of $506,106 and $207,926. The increase in operating expenses of $298,180 (143%) is attributed to an increase in consulting expense of $104,029. Consulting expenses for the six months ended September 30, 2006 include $125,500 in expenses paid through the issuance of restricted common stock to various consultants. The increase in operating expenses also included an increase in payroll expense of $127,446. The increase in payroll expense included $69,674 in expenses for employee stock options. Payroll expense also increased for a bonus paid to our President in the amount of $50,000. The increase in operating expenses also included an increase in professional services in the amount of $56,843. This increase was attributable to the litigation the Company was involved in that has now been dismissed. Other classifications of expenses did not fluctuate substantially from September 30, 2005 to 2006. During the six months ended September 30, 2006 and 2005 we incurred net losses of $535,630 and $296,900 or $(0.019) and $(0.009) per share.

Liquidity and Capital Resources.

From inception through September 30, 2006, the Company has issued 29,901,198 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for ThinDisc, Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $138,223 in cash as of September 30, 2006.

The Company had no recurring source of revenue and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage, however, during the year ended March 31, 2006 and the six months ended September 30, 2006 we did not receive any significant revenues. The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2006. At September 30, 2006 and March 31, 2006 the working capital deficit was $1,008,777 and $990,295, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2006 and 2005 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Item 3. Control and Procedures.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business. The Company was a party to litigation regarding two agreements with plaintiff Erick Hansen, an individual alleging breach of contract, fraud, and breach of fiduciary duty.  This litigation has now been dismissed with prejudice in favor of the Company.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

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

Dated: November 14, 2006		EnXnet, Inc.

	By:	/s/ Ryan Corley
Ryan Corley
President