Form 10QSB
period 2006-12-31
ENXNET INC
filed 2007-02-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2007, there were 30,009,198 shares of Common Stock, $0.00005 par value, of the issuer outstanding.

Transitional Small Business Disclosure Format (Check one): [_] Yes [X] No

Table of Contents

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

Balance Sheets December 31, 2006 and March 31, 2006	3

Statements of Loss For the three and nine months ended December 31, 2006 and 2005	4

Statements of Changes in Stockholders Equity (deficit)	5

Statements of Cash Flows For the nine months ended December 31, 2006 and 2005	6

Summary of Accounting Policies	7

Notes to Financial Statements	9

Item 2. Managements Discussion and Analysis or Plan of Operation	15

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Changes in Securities	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote to Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits and Reports on Form 8-K	18

SIGNATURES

Exhibit 31.1 - Certification of financial statements Chief Executive Officer & Chief Financial Officer

Exhibit 31.2 - Certification of financial statements Chief Financial Officer

Exhibit 32.1 - Certification pursuant to 18 U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

PART I

ITEM 1. Financial Statements

ENXNET, INC
BALANCE SHEET
	December 31,	March 31,
	2006	2006
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash	$101,668	$121,047
Accounts receivable	10,172	-
Prepaid expenses	961	645
TOTAL CURRENT ASSETS	112,801	121,692
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	78,014	46,978
Less accumulated depreciation	(51,720)	(49,480)
TOTAL FIXED ASSETS	32,454	3,658
OTHER ASSETS
Licenses, net	130,545	159,905
Investment	25,000	25,000
Deposits	1,137	1,137
TOTAL OTHER ASSETS	156,682	186,042
TOTAL ASSETS	$301,937	$311,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$249,076	$167,437
Advances from officer - related party	4,005	4,005
Advances from stockholder	31,000	31,000
Notes payable	244,318	270,942
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,167,002	1,111,987
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 30,009,198 and 28,627,893 shares issued and outstanding	1,500	1,431
Additional paid-in capital	3,216,775	2,506,472
Accumulated deficit	(3,966,340)	(3,193,498)
Deferred consideration	(42,000)	(40,000)
Other comprehensive income	(75,000)	(75,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(865,065)	(800,595)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$301,937	$311,392

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

REVENUES	$10,172	$-	$10,172	$1,790
COST OF SALES	1,500	-	1,500	750
Gross Profit	8,672	-	8,672	1,040
EXPENSES
Consulting fees	96,183	46,745	230,594	77,127
Depreciation & amortization	10,091	10,115	30,101	30,345
Royalties	-	-	5,000	570
Advertising	-	-	100	-
Payroll	74,578	26,795	278,862	103,633
Professional services	38,056	16,511	149,447	71,059
Occupancy	5,365	6,081	16,807	19,970
Office	2,705	3,718	13,385	11,520
Travel	4,839	712	13,262	4,069
Other	165	250	530	560
Total Expenses	231,982	110,927	738,088	318,853
LOSS FROM OPERATIONS	(223,310)	(110,927)	(729,416)	(317,813)
OTHER INCOME (EXPENSE)
Interest expense	(13,907)	(15,394)	(43,439)	(45,220)
Loss on sale of marketable securities	-	(13,370)	-	(22,989)
Bad debt recovery	-	-	-	3,466
Interest income	5	3	13	7
Total Other Income (Expense)	(13,902)	(28,761)	(43,426)	(64,736)
NET LOSS	(237,212)	(139,688)	(772,842)	(382,549)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-	(25,000)	-	(69,327)
COMPREHENSIVE LOSS	$(237,212)	$(164,688)	$(772,842)	$(451,876)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.008)	$(0.005)	$(0.026)	$(0.015)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	29,396,591	27,035,719	29,396,591	26,404,944

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Consideration	Income	Equity (Deficit)

Balance, March 31, 2005	25,058,043	$1,253	$1,714,689	$(2,523,174)	$-	$(5,673)	$(812,905)
Common stock issued for:
Cash	200,000	10	49,990	-	-	-	50,000
Services	1,564,850	78	242,243	-	-	-	242,321
Options exercised	705,000	35	178,265	-	-	-	178,300
Payment of debt	1,100,000	55	321,285	-	-	-	321,340
Deferred consideration	-	-	-	-	(40,000)	-	(40,000)
Net loss for the year ended March 31, 2006	-	-	-	(670,324)	-	-	(670,324)
Other comprehensive income	-	-	-	-	-	(69,327)	(69,327)
Balance, March 31, 2006	28,627,893	1,431	2,506,472	(3,193,498)	(40,000)	(75,000)	(800,595)
Common stock issued for:
Cash	150,000	7	79,993	-	-	-	80,000
Services	431,305	21	267,184	-	-	-	267,205
Options exercised	650,000	33	264,967	-	-	-	265,000
Payment of debt	150,000	8	28,485	-	-	-	28,493
Stock options issued	-	-	69,674	-	-	-	69,674
Deferred consideration	-	-	-	-	(2,000)	-	(2,000)
Net loss for the nine months ended December 31, 2006	-	-	-	(772,842)	-	-	(772,842)
Balance, December 31, 2006	30,009,198	$1,500	$3,216,775	$(3,966,340)	$(42,000)	$(75,000)	$(865,065)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2006	2,005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(772,842)	$(382,549)
Depreciation and amortization	33,469	34,083
Loss on sale of marketable securities	-	22,989
Common stock issued for services	272,367	207,096
Stock options issued	104,512	5,226
Deferred consideration	(42,000)	(115,000)
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(10,172)	18,219
Decrease (increase) in prepaid expenses	(316)	6,569
Increase (decrease) in accounts payable & accrued expenses	81,639	33,471
Net cash provided (used) by operating activities	(333,343)	(169,896)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(31,036)	-
Proceeds from the sale of marketable securities	-	53,301
Net cash provided (used) in investing activities	(31,036)	53,301
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	265,000	-
Proceeds from stock sales	80,000	50,000
Proceeds from advances from officer and stockholder	-	76,243
Repayment of advances	-	(6,600)
Net cash used by financing activities	345,000	119,643
NET INCREASE (DECREASE) IN CASH	(19,379)	3,048
CASH - Beginning of period	121,047	6,345
CASH - End of period	$101,668	$9,393
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$272,367	$207,096
Issuance of stock for advance to shareholder	$-	$271,340
Conversion of accrued interest to note payable	$-	$74,152
Common stock issued for payment of debt	$28,493	$-
Issuance of stock options for services	$-	$5,266

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2006 included in the Company Form 10-KSB.

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

The following table details the Company's equipment:

	December 31, 2006	March 31, 2006
Equipment	$84,174	$53,138
Accumulated depreciation	(51,720)	(49,480)
Equipment, net	$32,454	$3,658

Depreciation expenses for the nine months ended December 31, 2006 and 2005 were $2,240 and $984, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the nine months ended December 31, 2006 and 2005 were $100 and $ -, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of December 31, 2006 and March 31, 2006 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2006 and March 31, 2006.

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

NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT

The Company does not own any marketable securities at December 31, 2006 and March 31, 2006.

The Company sold certain available-for-sale securities during the nine months ended December 31, 2005 and received $53,301 in proceeds. Sales of these securities also resulted in a realized loss of $22,989.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the nine months ended December 31, 2006 and 2005 was $29,361 and $29,361 and at December 31, 2006 and March 31, 2006 accumulated amortization was $237,230 and $207,870.

NOTE 5 – INCOME TAXES

At December 31, 2006 and March 31, 2006, the Company had net deferred tax assets of approximately $1,346,000 and $1,086,000 principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2006 and March 31, 2006. At December 31, 2006, the Company has net operating loss carry forwards totaling approximately $3,959,000 which will begin to expire in the year 2015.

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:

	December 31,	March 31,
	2006	2006
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000

6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603

Total notes payable-related party	$638,603	$638,603

Notes payable consist of the following:

6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$69,318	$69,318

4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000

Non-interest bearing note payable to a stockholder, payments begin May 2005 in the amount of $5,000 per month, option to purchase 150,000 common shares at $.20 per share, note was discounted using an imputed interest rate of 6%. The note matured in October 2005.	-	26,624

Total notes payable	$244,318	$270,942

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 150,000 shares of restricted common stock in exchange for cash in the amount of $80,000 during the nine months ended December 31, 2006.

Stock option holders exercised 650,000 options and the Company issued 650,000 shares of common stock in exchange for $265,000 during the nine months ended December 31, 2006.

The Company issued 431,305 shares of restricted common stock in exchange for services in the amount of $267,205 during the nine months ended December 31, 2006.

The Company issued 150,000 shares of restricted common stock in exchange for debt in the amount of $28,493 during the nine months ended December 31, 2006.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2006 and 2005, the Company did not grant any stock options.

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $185,802. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the nine months ended December 31, 2006 is $104,512 and has been expensed in the nine months ended December 31, 2006 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of December 31, 2006 and March 31, 2006, is presented below:

	December 31, 2006	March 31, 2006
Options outstanding at beginning of year	3,975,800	4,400,800
Options granted	-	420,000
Options exercised	(650,000)	(705,000)
Options canceled	(580,000)	(140,000)
Options outstanding at end of year	2,745,800	3,975,800

The following table summarizes the information about the stock options as of December 31, 2006:

Range of Exercise Price	Number Outstanding at December 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at December 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	1,155,800	2.88	$ .45	1,155,800	$ .45
.50	795,000	3.89	.50	795,000.50
.50 - .90	45,000	3.89	.77	45,000.77
.40 - .66	430,000	3.44	.57	430,000.57
.43	200,000	4.50	.43	200,000.43
1.55	120,000	4.50	1.55	-	-
$ .10 – 1.55	2,745,800	3.47	$ .53	2,625,800	$ .49

The following table summarizes the information about the stock options as of March 31, 2006:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.40	400,000.25		$ .40	400,000	$ .40
.10 - .50	1,205,800	3.92	.43	1,202,800.43
.50	795,000	4.92	.50	795,000.50
.50 - .90	45,000	4.92	.77	45,000.77
.40 - .66	960,000	2.39	.53	960,000.53
.43	200,000	5.58	.43	200,000.43
.20	150,000.83		.20	150,000.20
.10 - 1.55	220,000	3.00	.89	100,000.10
.10 - 1.55	3,975,800	3.54	.45	3,855,800	$ .45

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

The Company currently has four full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing and manufacturing affiliates Duplium and Corporate Disk for our DVDPlus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations – Nine Months Ended December 31, 2006 and 2005.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the nine months ended December 310, 2006 and 2005, the Company had revenues of $10,172 and $1,790. The Company incurred operating expenses of $738,088 and $318,853. The increase in operating expenses of $419,235 (132%) is attributed to an increase in consulting expense of $153,467; an increase in payroll expenses of $175, 229 and an increase in professional fees of $78,388. Consulting expenses increase for the nine months ended December 31, 2006 and includes $220,860 in expenses paid through the issuance of restricted common stock to various consultants as compared to the nine months ended December 31, 2005 which included $75,592 in expenses paid through the issuance of restricted common stock to various consultants. The increase in operating expenses also included an increase in payroll expense of $127,446. The increase in payroll expense included $104,512 in expenses for employee stock options. Payroll expense also increased for a bonus paid to our President in the amount of $50,000 this was used to exercise stock options in the Company. The increase in operating expenses also included an increase in professional services in the amount of $70,337. This increase was attributable to the litigation the Company was involved in that has now been dismissed and professional fees for filing patents on our products. Other classifications of expenses did not fluctuate substantially from December 31, 2005 to 2006. During the nine months ended December 31, 2006 and 2005 we incurred net losses of $772,842 and $382,549 or $(0.026) and $(0.015) per share.

Liquidity and Capital Resources.

From inception through December 31, 2006, the Company has issued 30,009,198 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the pending patents for

ThinDisc, Disc Security Tag, EnXCase, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $101,668 in cash as of December 31, 2006.

The Company had no recurring source of revenue and has incurred operating losses since inception. During the year ended March 31, 2005 the Company started receiving significant revenues from the sales of its products and is no longer considered to be in the development stage, however, during the year ended March 31, 2006 and the nine months ended December 31, 2006 we did not receive any significant revenues. The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2006. At December 31, 2006 and March 31, 2006 the working capital deficit was $1,054,201 and $990,295, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2006 and 2005 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Item 3. Control and Procedures.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the  management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

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

Dated: February 14, 2007		EnXnet, Inc.

	By:	/s/ Ryan Corley
Ryan Corley
President