Form 10KSB
period 2007-03-31
ENXNET INC
filed 2007-06-26
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended: March 31, 2007

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission File Number 000-30675

ENXNET, INC.
(Name of small business issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11333 E. Pine Street, Suite 75 - Tulsa, Ok 74116
(Address of principal executive offices & zip code)

(918) 592 - 0015
Registrant's telephone number, including area code:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The registrant's revenues for the most recent fiscal year were: $14,474

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average high and low prices as reported on the Over-The-Counter Bulletin Board on June 8, 2007 was $10,457,488.

The registrant had 30,022,216 shares of common stock outstanding as of June 8, 2007.

Documents incorporated by reference:

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ENXNET, INC.
FORM 10-KSB

INDEX

		PAGE
	PART I
Item 1.	Description of Business.	2
Item 2.	Description of Property.	7
Item 3.	Legal Proceedings.	8
Item 4.	Submission of Matters to a Vote of Security Holders.	8

	PART II
Item 5.	Market for Common Equity and Related Stockholder Matters.	8
Item 6.	Management's Discussion and Analysis or Plan of Operation.	9
Item 7.	Financial Statements.	10
Item 8.	Changes In And Disagreements With Accountants On Accounting
	And Financial Disclosure.	10
Item 8A.	Controls and Procedures	10
Item 8B.	Other Information

	PART III
Item 9.	Directors, Executive Officers, Promoters And Control Persons;
	Compliance With Section 16(a) Of The Exchange Act.	12
Item 10.	Executive Compensation.	13
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	14
Item 12.	Certain Relationships and Related Transactions.	16
Item 13.	Exhibits.	16
Item 14.	Principal Accountant Fees and Services.	17
Signatures		18

PART I

FORWARD LOOKING STATEMENTS

This Report on Form 10-KSB (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations.  Such statements relate to expectations concerning matters that are not historical fact.  Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may."  In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “Commission" or "SEC"), in our reports to stockholders, and in other communications made by or with our approval.  These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties.  Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected.  Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this Report on Form 10-KSB.

EnXnet, Inc.

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

EnXcase

EnXcase combines two distinct features for the DVDPlus (OneDisc) two-sided (DVD-CD)optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXcase. The Company developed this unique case primarily for use with the DVDPlus (OneDisc) two-sided disc format. On October 10, 2003, the Company filed for a United States patent on EnXcase and was awarded the patent on June 19, 2006.

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

Medical D-Tect-OR

We are partners with BAHF, LLC in a joint effort called Medical D-tect-OR. Medical D-tect-OR has developed a Retained Foreign Object Detection System that uses a hand held wand that is capable of detecting surgical instruments and surgical products such as gauze, laparoscopy sponges, and OR towels manufactured with d-Tect-OR’s ™ detection technology that may be have been left in the body during a surgical procedure.  Medical D-tect-OR has filed for patent protection.

Manufacturing

The Company will not manufacture any of its products. We will outsource any manufacturing needs.

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

The Company has filed for a patent covering rights for its design for Electronic Radio Frequency Identification Device Activated by Radiant Means (ARFIDTag), Hybrid Acousto-Magnetic Radio Frequency Transceiver Device (HYTag), Electronic Transmission Device for Activation of Electronic Article SurveillanceSystems and Electronic Deactivation Device for RFID Surveillance and Storage

for Electronic Article Surveillance (EAS) tags. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the aformentioned patents.

The Company has filed for a patent covering rights for its rights covering its design for a hybrid Electronic Article Surveillance (EAS) device (HyTag). The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third party will not attempt to infringe on the HyTag tag patents.

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

Risk Factors

1.  No Operating History and limited Revenues. The Company has no record of profitable operations and there is nothing at this times upon which to base assumptions that the Company's plans will ultimately prove successful.  The Company's Independent Certified Public Accountant's report on the Company's

March 31, 2007 and 2006, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficit.

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

6.  Need for Subsequent Funding. The Company believes it will need to raise additional funds in order to achieve profitable operations. The Company's continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

7.  Need for Additional Key Personnel. At the present time, the Company employs four full-time employees.  The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

8.  Reliance upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and employees who will exercise control over the day-to-day affairs of the Company, and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. As of the date hereof, the Company does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming.

9.  Issuance of Additional Shares. As of May 15, 2007, approximately 169,977,784 shares of Common Stock or 84.99% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

10.  Non-Arms' Length Transaction. The number of shares of Common stock issued to present shareholders of the Company was arbitrarily priced and may not be considered the product of arms' length transactions.

11.  Indemnification of Officers and Directors for Securities Liabilities. The Articles of Incorporation of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Oklahoma Business Corporation

Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Company would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such

Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

12.  Competition. The Company believes that it will have competitors and potential competitors, many of which may have considerably greater financial and other resources than the Company.

13. Limited Public Market for Securities. Currently the Company's stock is traded under the symbol "EXNT" on the NASD OTC Bulletin Board, and under the symbol "AOHMDW" on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany The stock has traded sporadically and there is no assurance that a trading market will continue to develop in the future, or that it will be sustained. A shareholder of the Company's securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company's securities as pledged collateral for loans unless a regular trading market develops.

14.  Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors.

15.  No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from purchasing the Company's securities.

ITEM 2. DESCRIPTION OF PROPERTY

The Company does not own any real property.  The Company owns personal property in the form of licenses and office equipment.  The Company currently leases its office and technology space in Tulsa, OK for $1,206 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2007.

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

The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board.  The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

Period from January 1, 2007 to March 31, 2007	$1.01	$.50
Period from October 1, 2006 to December 31, 2006	$1.46	$.88
Period from July 1, 2006 to September 30, 2006	$1.20	$.85
Period from April 1, 2006 to June 30, 2006	$2.05	$1.13

HOLDERS

As of May 15, 2007 there were approximately 109 stockholders of record of the Common Stock, this does not reflect those shares held beneficially or in "street" name.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company received proceeds of $25,000 in the sale of 62,500 shares of its Rule 144 common stock on May 24, 2007.

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

The Company currently can satisfy its current cash requirements for approximately 30 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and from additional borrowings. Additionally, holders of outstanding stock options have been exercising those options which have provided additional working capital for the Company. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow from sales to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities.

The Company currently has four full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing affiliates Corporate Disk and Duplium for our DVDPlus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations - March 31, 2007 and 2006.

During the years ended March 31, 2007 and 2006 our revenues from operations were $14,474 and $4,575. Gross profits from these revenues were $12,707 and $2,857, respectively. Revenues for the year ended March 31, 2007 consist of lease revenue on our DVDPlus mould and royalty income from the production of DVDPlus products. Revenues for the year ended consist of sales of DVDPlus products. For the years ended March 31, 2007 and 2006, the Company incurred operating expenses of $933,046 and $595,477. The increase in operating expenses of $337,569 (56%) is attributed to an increase in consulting expense of $69,322 which includes $265,016 and $180,592 in expenses from common stock issued for services for the years ended March 31, 2007 and 2006; an increase in payroll expense of $237,082, which includes compensation cost for stock options issued of $144,411 and $4,018 services for the years ended March 31, 2007 and 2006;  an increase in professional fees of $43,915, a result of legal fees associated with defending against a law suit which was dismissed in favor of the Company; and an increase in all other expenses of $9,056. During the years ended March 31, 2007 and 2006 we incurred net losses of $977,366 and $670,324 or $(0.033) and $(0.025) per share.

Liquidity and Capital Resources.

From inception through May 15, 2006, the Company has issued 30,022,216 shares of its Common Stock to officers, directors and others.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, and the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $11,393 in cash as of March 31, 2007. In May 2007, the Company received $25,000 from the sale of common stock.

The Company has a limited source of revenue from the lease of our DVDPlus mould and royalties on DVDPlus products and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2007 and 2006. At March 31, 2007 and 2006 the working capital deficit was $1,148,824 and $990,295, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2007 and 2006 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurancethat any design will succeed in achieving its stated goals under all potential future conditions. Because the business of EnXnet, Inc. is early stage and very simple, our controls are not complex at this time. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS.

The officers and directors of the Company are as follows:

Name	Age	Position(s)
Ryan Corley	63	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	48	Chief Financial Officer, Treasurer
Richard Martelll	49	Director
Linda Howard	60	Secretary

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

Ryan Corley - President, CEO, and a member of the Board of Directors.

Mr. Corley has served as president and a member of the Board of Directors of the Company since February 5, 2000.  Mr Corley became the Co-Managing member of San Juan Minerals, LLC in April 2006.

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 25 years of accounting and auditing experience.  Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000.  In January 2006, Mr Hoelscher became a director, secretary and CFO of Anpath Group, Inc, a North Carolina based small publicly traded company. Mr. Hoelscher will continue his work with EnXnet, Mastodon and Anpath and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher was also the Controller for Aperian, Inc. an Austin, Texas based publicly traded company from 1997 to 2000.  Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Richard W. Martel Jr.- Member of the Board of Directors

Mr. Walker was elected to the Board of Directors and began serving on October 1, 2006. Since November 1999, Mr. Martel has been the co-founder and President of Gem Depot, Inc which is an ecommerce company that sells and distributes gemstones, gold and jewelry over the internet. Mr. Martel is also the co-founder and Vice-President of Detekt Corporation, a company that provides nondestructive infared services to diagnos electrical and roofing problems for facilities. Detekt was founded in April 1986. Mr. Martel received his B.S. in Science from Oklahoma State University in Stillwater, Oklahoma in 1981 and a MBA in Telecommunications from St. Edwards University in Austin, Texas in 1998.

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

ITEM 10.   EXECUTIVE COMPENSATION.

Summary Compensation.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2007 and 2006.

Summary Compensation Table
					Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary ($)*	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards	Securities Underlying Options
Ryan Corley, President and Chief Executive Officer	2007	48,000	50,000	-0-	-0-	-0-
Ryan Corley, President and Chief Executive Officer	2006	28,000	-0-	-0-	-0-	-0-

 (1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Option Grants during Transition Period

The following table sets forth certain information concerning options granted to the Named Executive Officers for the fiscal years ended March 31, 2007 and 2006:

Individual Grants
Name	Number of Shares Underlying Options	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Ryan Corley	-0-	-0-	-0-	-0-

Aggregated option exercises during the year ended March 31, 2007 and option values as of March 31, 2007

The following table sets forth information with respect to option exercises during the year ended March 31, 2007 and the number and value of options outstanding at March 31, 2007 held by the Named Executive Officers:

Name	Shares Acquired on Exercise	Value Realized	Number of Shares Underlying Unexercised Options as of March 31, 2007		Value of Unexercised In-the-Money Options as of March 31, 2007
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ryan Corley	100,000	$65,000	700,000	700,000	$243,000	$243,000

(1) Amounts calculated by subtracting the exercise price of the options from the market value of the underlying common stock using the closing price on the OTC Bulletin Board of $.87 per share on March 31, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2007:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,295,800	$0.55	450,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	2,295,800	$0.55	450,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of March 31, 2007 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	13,182,979	42.91%
Steve Hoelscher (4)	260,090	*
Richard W Martel, Jr. (5)	20,000	*
Linda Howard (6)	160,000	*

All directors and named executive officers as a group (4 persons)	13,723,069	43.88%

Other 5% or Greater Beneficial Owners	0

* Less than 1%.

(1)

Beneficial ownership is calculated based on 30,022,216 shares of our common stock issued and outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)

The address for the directors and named executive officers is c/o Enxnet, Inc 11333 E Pine St, Suite 75 Tulsa, OK 74116.

(3)

Includes 700,000 shares of common stock issuable upon the exercise of options at an average price of $.55 per share.

(4)

Includes 190,000 shares of common stock issuable upon the exercise of options at an average price of $.81 per share.

(5)

Includes 15,000 shares of common stock issuable upon the exercise of options at a price of $1.31 per share.

(6)

Includes 120,000 shares of common stock issuable upon the exercise of options at an average price of $1.03 per share.

Option Grants.

The following table sets forth certain information concerning stock options granted to the named officers and directors during the years ended March 31, 2007 and 2006.

Long-Term Incentive Plan Awards.

The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation of Directors.

The Board has implemented a plan to award options to non-employee Board members. Mr. Martel was awarded 20,000 options under the plan during the year ending March 31, 2007. There are no contractual arrangements with any member of the Board of Directors.

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

ITEM 13. EXHIBITS

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2	Certification of the CEO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1	Certification of the CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

(1) Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference. (2) Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Our board of directors appointed Pattillo, Brown & Hill, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2007 and 2006.  The aggregate fees billed by Pattillo, Brown and Hill, L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10-KSB for the fiscal years ended March 31, 2007 and March 31, 2006 was $24,048 and $17,800, respectively.

Audit Related Fees

For the Company's fiscal year ended March 31, 2007 and 2006, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees

For the Company's fiscal year ended March 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2007 and 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 26, 2007		Enxnet, Inc.

	By:	/s/ Ryan Corley
	Name:	Ryan Corley
	Title:	President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 26, 2007	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 26, 2007	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 26, 2007	/s/ Richard W. Martel
Richard W. Martel, Director

Pattillo, Brown and Hill, L.L.P.

Certified Public Accountants

Board of Directors and Stockholders

EnXnet, Inc.

INDEPENDENT AUDITORS REPORT

We have audited the accompanying balance sheets of EnXnet, Inc. (the Company), as of March 31, 2007 and 2006, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Pattillo, Brown and Hill, L.L.P.

Waco, Texas

June 22, 2007

ENXNET, INC
BALANCE SHEET
	March 31,
	2007	2006
ASSETS	(Audited)

CURRENT ASSETS
Cash	$11,393	$121,047
Accounts receivable	14,874	-
Prepaid expenses	1,835	645
TOTAL CURRENT ASSETS	28,102	121,692
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	46,978
Less accumulated depreciation	(52,291)	(49,480)
TOTAL FIXED ASSETS	28,385	3,658
OTHER ASSETS
Licenses, net	120,758	159,905
Investment	-	25,000
Deposits	1,137	1,137
TOTAL OTHER ASSETS	121,895	186,042
TOTAL ASSETS	$178,382	$311,392
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$266,477	$167,437
Advances from officer - related party	4,005	4,005
Advances from stockholder	31,000	31,000
Notes payable	244,318	270,942
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,184,403	1,111,987
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 30,022,216 and 28,627,893 shares issued and outstanding	1,501	1,431
Additional paid-in capital	3,263,342	2,506,472
Accumulated deficit	(4,170,864)	(3,193,498)
Deferred consideration	-	(40,000)
Other comprehensive income	(100,000)	(75,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,006,021)	(800,595)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$178,382	$311,392

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2007	2006

REVENUES	$14,474	$4,575
COST OF SALES	1,767	1,718
Gross Profit	12,707	2,857
EXPENSES
Consulting fees	275,818	206,486
Depreciation & amortization	40,192	40,460
Royalties	5,000	570
Advertising	100	-
Payroll	362,551	147,275
Professional services	191,582	147,667
Occupancy	23,058	24,934
Office	18,520	15,385
Travel	15,595	11,865
Other	630	835
Total Expenses	933,046	595,477
LOSS FROM OPERATIONS	(920,339)	(592,620)
OTHER INCOME (EXPENSE)
Interest expense	(57,044)	(60,690)
Loss on sale of marketable securities	-	(22,989)
Bad debt recovery	-	3,466
Other income	17	2,509
Total Other Income (Expense)	(57,027)	(77,704)
NET LOSS	(977,366)	(670,324)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Marketable securities	-	(69,327)
Investments	(25,000)	-
COMPREHENSIVE LOSS	$(1,002,366)	$(739,651)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.034)	$(0.028)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	29,569,425	26,411,875

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Consideration	Income	Equity (Deficit)

Balance, March 31, 2005	25,058,043	$1,253	$1,714,689	$(2,523,174)	$-	$(5,673)	$(812,905)
Common stock issued for:
Cash	200,000	10	49,990	-	-	-	50,000
Services	1,564,850	78	242,243	-	-	-	242,321
Options exercised	705,000	35	178,265	-	-	-	178,300
Payment of debt	1,100,000	55	321,285	-	-	-	321,340
Deferred consideration	-	-	-	-	(40,000)	-	(40,000)
Net loss for the year ended March 31, 2006	-	-	-	(670,324)	-	-	(670,324)
Other comprehensive income	-	-	-	-	-	(69,327)	(69,327)
Balance, March 31, 2006	28,627,893	1,431	2,506,472	(3,193,498)	(40,000)	(75,000)	(800,595)
Common stock issued for:
Cash	150,000	7	79,993	-	-	-	80,000
Services	443,323	22	273,852	-	-	-	273,874
Options exercised	650,000	33	264,967	-	-	-	265,000
Payment of debt	150,000	8	28,485	-	-	-	28,493
Stock options issued	-	-	109,573	-	-	-	109,573
Deferred consideration	-	-	-	-	40,000	-	40,000
Net loss for the year ended March 31, 2007	-	-	-	(977,366)	-	-	(977,366)
Other comprehensive income	-	-	-	-	-	(25,000)	(25,000)
Balance, March 31, 2007	30,022,216	$1,501	$3,263,342	$(4,170,864)	$-	$(100,000)	$(1,006,021)

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(977,366)	$(670,324)
Depreciation and amortization	43,827	45,444
Loss on sale of marketable securities	-	22,989
Common stock issued for services	273,874	237,095
Stock options issued	109,573	5,226
Deferred consideration	40,000	(40,000)
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(14,874)	18,219
Decrease (increase) in prepaid expenses	(1,190)	7,915
Increase (decrease) in accounts payable & accrued expenses	99,040	88,302
Net cash provided (used) by operating activities	(427,116)	(285,134)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(27,538)	-
Proceeds from the sale of marketable securities	-	53,301
Net cash provided (used) in investing activities	(27,538)	53,301
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	265,000	-
Proceeds from stock sales	80,000	228,000
Proceeds from note payable	-	50,000
Proceeds from advances from officer and stockholder	-	76,243
Repayment of advances	-	(8,008)
Net cash used by financing activities	345,000	346,535
NET INCREASE (DECREASE) IN CASH	(109,654)	114,702
CASH - Beginning of period	121,047	6,345
CASH - End of period	$11,393	$121,047
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$273,874	$237,095
Issuance of stock for advance to shareholder	$-	$271,340
Conversion of accrued interest to note payable	$-	$74,152
Common stock issued for payment of debt	$28,493	$-
Issuance of stock options for services	$109,573	$5,266

The accompanying notes are an integral part of these financial statements.

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2007 AND 2006

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

Fixed Assets

Fixed assets are recorded at cost. Depreciation and amortization are provided using the straight-line method over the useful lives of the respective assets, typically 3-10 years. Major additions and betterments are capitalized. Upon retirement or disposal, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is reflected in operations.

The following table details the Company's equipment:

	March 31,
	2007	2006
Equipment	$74,516	$46,978
Furniture & fixtures	6,160	6,160
Accumulated depreciation	(52,291)	(49,480)
Equipment, net	$28,385	$3,658

Depreciation expenses for the years ended March 31, 2007 and 2006 were $2,545 and $1,312, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expenses for the years ended March 31, 2007 and 2006 were $100 and $ -, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2007 and 2006 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on March 31, 2007 and 2006.

Research and Development Costs

Research and development costs are charged to expense as incurred.

Stock Based Compensation

The Company measures compensation cost for its stock based compensation plans under the provisions of Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R), "Accounting for Stock-Based Compensation", requires companies to include expenses in net income (loss) and earnings (loss) for each issuance of options and warrants.  The Company uses the Black-Scholes option valuation model to value its issuance of options and warrants.

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

New Accounting Pronouncements

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes ("FIN 48")." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial statements.

In  September 2006,   FASB  issued  SFAS  No.  157,   "Fair Value Measurements ("SFAS  No.  157")".  SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting  entity has not yet issued  financial  statements  for that fiscal  year,  including  financial  statements  for an interim period within that fiscal year.  The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008.  The Company is currently evaluating the impact, if any, adoption of SFAS No. 157 will have on it's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments  and certain other items at fair value that are not currently required  to be measured at fair value. An entity would report unrealized gains   and losses on items for which the fair value option has been elected   in earnings at each subsequent reporting date. The objective is to   improve financial reporting by providing entities with the   opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments. SFAS No. 159 requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently evaluating the impact, if any, adoption of SFAS No. 159 will have on its financial statements.

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

NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT

The Company does not own any marketable securities at March 31, 2007.

The Company sold certain available-for-sale securities during the year ended March 31, 2006 and received $53,301 in proceeds. Sales of these securities also resulted in a realized loss of $22,989.

On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company’s equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at March 31, 2007 and 2006. During the years ended March 31, 2007 and 2006 the Company determined that the equity interest was impaired by 100% and 75% and reduced the carrying value by $100,000 and $75,000 in aggregate for the equity interest.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the years ended March 31, 2007 and 2006 was $37,647 and $39,148 and at March 31, 2007 and 2006 accumulated amortization was $247,017 and $207,870.

Amortization expense for the next five years is as follows:

March 31,
2008	$38,839
2009	38,839
2010	38,839
2011	4,241
Total	$120,758

NOTE 5 – INCOME TAXES

At March 31, 2007 and 2006, the Company had net deferred tax assets of approximately $1,415,000 and $1,086,000 principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2007 and 2006. At March 31, 2007, the Company has net operating loss carry forwards totaling approximately $4,163,000 which will begin to expire in the year 2015.

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:

	March 31,
	2007	2006
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000

6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603

Total notes payable-related party	$638,603	$638,603

Notes payable consist of the following:

6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$69,318	$69,318

4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000

Non-interest bearing note payable to a stockholder, payments begin May 2005 in the amount of $5,000 per month, option to purchase 150,000 common shares at $.20 per share, note was discounted using an imputed interest rate of 6%. The note matured in October 2005.	-	26,624

Total notes payable	$244,318	$270,942

NOTE 7 – ADVANCES FROM OFFICER AND STOCKHOLDER

During the year ended March 31, 2007 and 2006, a stockholder made additional unsecured advances totaling -0- and $67,000. At March 31, 2007 and 2006, advances from the stockholder were $31,000 and $31,000, respectively.

During the year ended March 31, 2007 and 2006, the CEO made additional unsecured advances (net) totaling -0- and $8,743. During the year ended March 31, 2006 the Company made payments on these advances of $6,000. At March 31, 2007 and 2006, advances from the CEO were $4,005 and $4,005, respectively.

NOTE 8 - COMMON STOCK TRANSACTIONS

During the years ended March 31, 2007 and 2006, the Company issued 944,323 and 1,564,850 shares of restricted Rule 144 common stock for services in the amount of $273,874 and $242,321.

During the years ended March 31, 2007 and 2006, the Company issued 150,000 and 200,000 shares of restricted common stock in exchange for cash in the amount of $80,000 and $50,000.

During the years ended March 31, 2007 and 2006, stock option holders exercised 650,000 and 705,000 options and the Company issued 650,000 and 705,000 shares of common stock in exchange for $178,300 and $265,000.

During the years ended March 31, 2007 and 2006 the Company issued 150,000 and 1,100,000 shares of restricted common stock in exchange for debt in the amount of $28,493 and 321,340.

NOTE 9 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the years ended March 31, 2007 and 2006, the Company granted 100,000 and 120,000 stock options to employees and members of the Board of Directors

The Company also issues stock options to consultants to purchase restricted Rule 144 stock which is not issued under the Plan. During the years ended March 31, 2007 and 2006, the Company granted 250,000 and 100,000 Options to  consultants to purchase common stock with exercise prices of $.10 to $1.00 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the years ended March 31, 2007 and 2006 in the amounts of $-0- and $5,226.

Options granted prior to December 15, 2005 were accounted for under SFAS No. 123 which requires the Company to provide pro-forma information regarding net income (loss) applicable to common stockholders and income (loss) per share as if compensation cost for the Company's options granted to employees had been determined in accordance with the fair value based method prescribed in that statement.

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	282%
Risk-free interest rate	2.0%
Expected life	5.33 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Pro forma net loss and net loss per share information as of March 31, 2006 is presented below:

March 31, 2006
Pro forma net loss to stockholders	$(678,457)
Pro forma basic and diluted net loss per share	(0.026)

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

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $266,802. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2007 is $144,411 and has been expensed in the year ended March 31, 2007 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of March 31, 2007 and 2006 is presented below:

	March 31,
	2007	2006
Options outstanding at beginning of year	3,975,800	4,400,800
Options granted	350,000	420,000
Options exercised	(650,000)	(705,000)
Options canceled	(1,130,000)	(140,000)
Options outstanding at end of year	2,545,800	3,975,800

The following table summarizes the information about the stock options as of March 31, 2007:

Range of Exercise Price	Number Outstanding at December 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at December 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	3.49	$ .40	605,800	$ .40
.50	795,000	3.64	.50	795,000.50
.50 - .90	45,000	3.64	.77	45,000.77
.40 - .66	430,000	3.19	.57	430,000.57
.43	200,000	4.26	.43	200,000.43
1.55	120,000	4.32	1.55	120,000	1.55
.80	100,000	4.32	.80	-	-
1.00	250,000	1.00	1.00	100,000	1.00
$ .10 – 1.55	2,545,800	3.38	$ .60	2,445,800	$ .59

The following table summarizes the information about the stock options as of March 31, 2006:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.40	400,000.25		$ .40	400,000	$ .40
.10 - .50	1,205,800	3.92	.43	1,202,800.43
.50	795,000	4.92	.50	795,000.50
.50 - .90	45,000	4.92	.77	45,000.77
.40 - .66	960,000	2.39	.53	960,000.53
.43	200,000	5.58	.43	200,000.43
.20	150,000.83		.20	150,000.20
.10 - 1.55	220,000	3.00	.89	100,000.10
.10 - 1.55	3,975,800	3.54	.45	3,855,800	$ .45

NOTE 10 – EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2007 and 2006, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.

NOTE 11 - OTHER COMPREHENSIVE INCOME

	March 31,
	2007	2006
Holding gain (loss) during period	$-	$5,673
Reclassification adjustment for sale of securities	-	-
Impairment of equity investment	(25,000)	(75,000)
	$(25,000)	$(69,327)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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