Form 10QSB
period 2007-06-30
ENXNET INC
filed 2007-08-10
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [_] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 2, 2007, there were 30,096,716 shares of Common Stock, $0.00005 par value, of the issuer outstanding.

Transitional Small Business Disclosure Format (Check one): [_] Yes [X] No

PART I

ITEM 1. Financial Statements

ENXNET, INC

BALANCE SHEETS

	June 30,	March 31,
	2007	2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$7,844	$11,393
Accounts receivable	12,425	14,874
Prepaid expenses	1,503	1,835
TOTAL CURRENT ASSETS	21,772	28,102
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(53,872)	(52,291)
TOTAL FIXED ASSETS	26,804	28,385
OTHER ASSETS
Licenses, net	110,695	120,758
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	111,832	121,895
TOTAL ASSETS	$160,408	$178,382
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$327,815	$266,477
Advances from officer - related party	24,505	4,005
Advances from stockholder	31,000	31,000
Notes payable	244,318	244,318
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,266,241	1,184,403
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 30,096,716 and 30,022,216 shares issued and outstanding	1,505	1,501
Additional paid-in capital	3,364,120	3,263,342
Accumulated deficit	(4,371,458)	(4,170,864)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,105,833)	(1,006,021)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$160,408	$178,382

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2007	2006
REVENUES	$5,530		$-
COST OF SALES	1,325		-
Gross Profit	4,205		-
EXPENSES
Consulting fees	49,605		47,843
Depreciation & amortization	10,319		10,004
Royalties	-		5,000
Advertising	-		100
Payroll	60,917		67,443
Professional services	53,412		20,775
Occupancy	7,089		5,611
Office	6,199		4,749
Travel	2,801		4,289
Other	705		266
Total Expenses	191,047		166,080
LOSS FROM OPERATIONS	(186,842)		(166,080)
OTHER INCOME (EXPENSE)
Interest expense	(13,756)		(15,002)
Interest income	4		4
Total Other Income (Expense)	(13,752)		(14,998)
NET LOSS	(200,594)		(181,078)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-		-
COMPREHENSIVE LOSS	$(200,594)	$	(181,078)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.007)		$(0.006)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,047,628		28,771,300

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional Paid-in Capital	Accumulated (Deficit)	Deferred Consideration	Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Common Stock
	Shares	Amount
Balance, March 31, 2006	28,627,893	$1,431	$2,506,472	$(3,193,498)	$(40,000)	$(75,000)	(800,595)
Common stock issued for:
Cash	150,000	7	79,993	-	-	-	80,000
Services	443,323	22	273,852	-	-	-	273,874
Options exercised	650,000	33	264,967	-	-	-	265,000
Payment of debt	150,000	8	28,485	-	-	-	28,493
Stock options issued	-	-	109,573	-	-	-	109,573
Deferred consideration	-	-	-	-	40,000	-	40,000
Other comprehensive income	-	-	-	-	-	(250,000)	(25,000)
Net loss for the year ended March 31, 2007	-	-	-	(977,366)	-	-	(977,366)
Balance, March 31, 2007	30,022,216	1,501	3,263,342	(4,170,864)	-	(100,000)	(1,006,021)
Common stock issued for:
Cash	62,500	3	24,997	-	-	-	25,000
Services	12,000	1	6,480	-	-	-	6,481
Stock options issued	-	-	69,301	-	-	-	69,301
Deferred consideration	-	-	-	-	-	-	-
Net loss for the three months ended June 30, 2007	-	-	-	(200,594)	-	-	(200,594)
Balance, June 30, 2007	30,096,716	$1,505	$3,364,120	$(4,371,458)	$-	$(100,000)	$(1,105,833)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(200,594)	$(181,078)
Depreciation and amortization	11,644	11,250
Common stock issued for services	6,481	40,000
Stock options issued	69,301	26,128
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	2,849	-
Decrease (increase) in prepaid expenses	(68)	346
Increase (decrease) in accounts payable & accrued expenses	61,338	(35,314)
Net cash provided (used) by operating activities	(49,049)	(138,668)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	-	165,000
Proceeds from stock sales	25,000	-
Proceeds from advances from officer and stockholder	20,500	-
Repayment of advances	-	-
Net cash used by financing activities	45,500	165,000
NET INCREASE (DECREASE) IN CASH	(3,549)	26,332
CASH - Beginning of period	11,393	121,047
CASH - End of period	$7,844	$147,379
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$6,481	$40,000

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2007 included in the Company Form 10-KSB.

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

Products and Services

ThinDisc

The ThinDisc has many applications, a primary and high-volume use is stored value cards combining magnetic stripe and bar code data with optical media, in Compact Disc (CD), Digital Versatile Disc (DVD) format, or any other optical disc readable products. Including the optical disc readability allows issuers to promote their products with both audio and video messages while providing their customers with added value and convenience when using a stored value card. Stored value cards include, but are not limited to, debit, event tickets, gift, health services, incentive, loyalty, merchandise, payroll, prepaid phone, promotion, room key, or other monetary transaction cards. Stored value cards are one of the most dynamic and fastest growing products in the financial industry. Anyone who makes purchases with a merchant gift card, places phone calls with a prepaid telephone card, or buys goods or services with a prepaid debit card is using a stored value card. The Company has filed for a United States and an international patent covering the technology included in the ThinDisc.

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

ClearVideo License

In March 2000, the Company acquired exclusive licensing rights, from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services.  As part of this acquisition Ryan Corley, the President and majority stockholder of the Company, acquired the rights for using the ClearVideo Source Code for video/audio streaming over the internet of TV type programming and content.  Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement.  The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975.

On January 2, 2002, the company entered into an agreement with Ryan Corley whereby the Company acquired his license agreement for video/audio streaming over the internet of TV type programming and content using the ClearVideo Source Code.  The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license.  The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology.

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

The following table details the Company's equipment:

	June 30, 2007	March 31, 2007
Furniture and Equipment	$80,676	$80,676
Accumulated depreciation	(53,872)	(52,291)
Equipment, net	$26,804	28,385

Depreciation expenses for the three months ended June 30, 2007 and 2006 were $1,581 and $281, respectively.

Advertising

Advertising costs are expensed as incurred.

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

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2007 and March 31, 2007.

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

NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT

The Company does not own any marketable securities at June 30, 2007 and March 31, 2007.

On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company’s equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at June 30, 2007 and March 31, 2007. During the year ended March 31, 2007 the Company determined that the equity interest was impaired by 100% and reduced the carrying value by $100,000 in aggregate for the equity interest.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the three months ended June 30, 2007 and 2006 was $10,063 and $9,787 and at June 30, 2007 and March 31, 2007 accumulated amortization was $257,080 and $247,017.

NOTE 5 – INCOME TAXES

At June 30, 2007 and March 31, 2007, the Company had net deferred tax assets of approximately $1,615,000 and $1,415,000 principally arising from net operating loss carry forwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2007 and March 31, 2007. At June 30, 2007, the Company has net operating loss carry forwards totaling approximately $4,363,000 which will begin to expire in the year 2015.

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:

	June 30, 2007	March 31, 2007

8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$ 110,000	$ 110,000

6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603

Total notes payable-related party	$ 638,603	$ 638,603

Notes payable consist of the following:

6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$ 69,318	$ 69,318

4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000

Total notes payable	$ 244,318	$244,318

NOTE 7 – ADVANCES FROM OFFICER AND STOCKHOLDER

During the three months ended June 30, 2007, the CEO made additional unsecured advances (net) totaling $20,500. During the three months ended June 30, 2007 the Company made payments on these advances of $10,000. At June 30, 2007 and March 31, 2007, advances from the CEO were $24,505 and $4,005, respectively.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company issued 62,500 and 150,000 shares of restricted common stock in exchange for cash in the amount of $25,000 and $80,000 during the three months ended June 30, 2007 and the year ended March 31, 2007.

Stock option holders exercised 650,000 options and the Company issued 650,000 shares of common stock in exchange for $265,000 during the year ended March 31, 2007.

The Company issued 12,000 and 443,323 shares of restricted common stock in exchange for services in the amount of $6,481 and $267,205 during the three months ended June 30, 2007 and the year ended March 31, 2007.

The Company issued 150,000 shares of restricted common stock in exchange for debt in the amount of $28,493 during the year ended March 31, 2007.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2006 and 2005, the Company did not grant any stock options.

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $479,302. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the three months ended June 30, 2007 and 2006 is $69,301 and $26,128 and has been expensed in the three months ended June 30, 2007 and 2006 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of June 30, 2007 and March 31, 2007, is presented below:

	June 30, 2007	March 31, 2007
Options outstanding at beginning of year	2,545,800	3,975,800
Options granted	-	350,000
Options exercised	-	(650,000)
Options canceled	-	(1,130,000)

Options outstanding at end of year	2,545,800	2,545,800

The following table summarizes the information about the stock options as of June 30, 2007:

Range of Exercise Price	Number Outstanding at December 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at June 30	Weighted Average Exercise Price (Exercisable shares)

$.10 - .50	605,800	3.24	$ .40	605,800	$ .40
.50	795,000	3.39	.50	795,000.50
.50 - .90	45,000	3.39	.77	45,000.77
.40 - .66	430,000	2.95	.57	430,000.57
.43	200,000	4.01	.43	200,000.43
1.55	120,000	4.01	1.55	120,000	1.55
.80	100,000	4.07	.80	-	-
1.00	250,000.75		1.00	250,000	1.00
$ .10 – 1.55	2,545,800	3.13	$ .60	2,445,800	$ .59

The following table summarizes the information about the stock options as of March 31, 2007:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	3.49	$.40	605,800	$.40
.50	795,000	3.64	.50	795,000.50
.50 - .90	45,000	3.64	.77	45,000.77
.40 - .66	430,000	3.19	.57	430,000.57
.43	200,000	4.26	.43	200,000.43
1.55	120,000	4.32	1.55	120,000	1.55
.80	100,000	4.32	.80	-	-
1.00	250,000	1.00	1.00	250,000	1.00

$.10 - 1.55	2,545,800	3.38	$.60	2,445,800	$ .59

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

The Company currently can satisfy its current cash requirements for approximately 30-60 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select prospective individuals and from additional borrowings. Additionally, holders of outstanding stock options have been exercising those options which have provided additional working capital for the Company. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow from sales to sustain its operations.

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

Results of Operations – Three Months Ended June 30, 2007 and 2006.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the three months ended June 30, 2007 and 2006, the Company had revenues of $5,530 and -0-. The Company incurred operating expenses of $191,047 and $166,080. The increase in operating expenses of $24,967 (15%) is attributed to an increase in professional services of $32,636 over the same time period in the prior year. Payroll expenses decreased by $6,526 for the three months ended June 30, 2007 when compared to the three months ended June 30, 2006. Other classifications of expenses did not fluctuate substantially from June 30, 2007 to June 30, 2006. In the three months ended June 30, 2007 and 2006, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $69,301 and 26,128, respectively. During the three months ended June 30, 2007 and 2006 we incurred net losses of $200,594 and $181,078 or $(0.007) and $(0.006) per share.

Liquidity and Capital Resources.

From inception through June 30, 2007, the Company has issued 30,096,716 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $11,393 in cash as of June 30, 2007.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2007. At June 30, 2007 and March 31, 2007 the working capital deficit was $1,244,469 and $1,156,301, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,082,992 and $1,052,336, respectively. The adjusted working capital deficit without these related party liabilities for June 30, 2007 and March 31, 2007 is $161,477 and $103,965, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2007 and 2006 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Dated: August 10, 2007		EnXnet, Inc.

	By:	/s/ Ryan Corley
Ryan Corley
President