Form 10QSB
period 2007-09-30
ENXNET INC
filed 2007-11-13
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ENXNET, INC

BALANCE SHEETS

	September 30, 2007	March 31, 2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$7,779	$11,393
Accounts receivable	4,619	14,874
Prepaid expenses	1,545	1,835
TOTAL CURRENT ASSETS	13,943	28,102
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(55,453)	(52,291)
TOTAL FIXED ASSETS	25,223	28,385
OTHER ASSETS
Licenses, net	100,632	120,758
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	101,769	121,895
TOTAL ASSETS	$140,935	$178,382
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$337,236	$266,477
Advances from officer - related party	65,810	4,005
Advances from stockholder	31,000	31,000
Notes payable	244,318	244,318
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,316,967	1,184,403
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
30,108,116 and 30,022,216 shares issued and outstanding	1,505	1,501
Additional paid-in capital	3,471,322	3,263,342
Accumulated deficit	(4,548,859)	(4,170,864)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,176,032)	(1,006,021)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$140,935	$178,382

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2007		2006	2007	2006
REVENUES	$3,991		$-	$9,521	$-
COST OF SALES	1,325		-	2,650	-
Gross Profit	2,666		-	6,871	-
EXPENSES
Consulting fees	49,695		86,568	99,300	134,411
Depreciation & amortization	10,319		10,006	20,638	20,010
Bad debts	10,295		-	10,295	-
Royalties	-		-	-	5,000
Advertising	-		-	-	100
Payroll	66,746		136,841	127,663	204,284
Professional services	13,697		90,616	67,109	111,391
Occupancy	6,167		5,831	13,256	11,442
Office	4,097		5,931	10,296	10,680
Travel	4,865		4,134	7,666	8,423
Other	265		99	970	365
Total Expenses	166,146		340,026	357,193	506,106
LOSS FROM OPERATIONS	-163,480		(340,026)	(350,322)	(506,106)
OTHER INCOME (EXPENSE)
Interest expense	(13,925)		(14,530)	(27,681)	(29,532)
Loss on sale of marketable securities	-		-	-	-
Bad debt recovery	-		-	-	-
Interest income	4		4	8	8
Total Other Income (Expense)	(13,921)		(14,526)	(27,673)	(29,524)
NET LOSS	(177,401)		(354,552)	(377,995)	(535,630)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-		-	-	-
COMPREHENSIVE LOSS	$(177,401)	$	(354,552)	$(377,995)	$(535,630)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.0059)		$(0.0012)	$(0.0126)	$(0.0185)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,050,013		28,925,434	30,050,013	28,925,434

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Consideration	Income	Equity (Deficit)
Balance, March 31, 2006	$28,627,893	$1,431	$2,506,472	$(3,193,498)	$(40,000)	$(75,000)	(800,595)
Common stock issued for:
Cash	150,000	7	79,993	-	-	-	80,000
Services	443,323	22	273,852	-	-	-	273,874
Options exercised	650,000	33	264,967	-	-	-	265,000
Payment of debt	150,000	8	28,485	-	-	-	28,493
Stock options issued	-	-	109,573	-	-	-	109,573
Deferred consideration	-	-	-	-	40,000	-	40,000
Other comprehensive income	-	-	-		-	(250,000)	(25,000)
Net loss for the year ended March 31, 2007	-	-	-	(977,366)	-	-	(977,366)
Balance, March 31, 2007	30,022,216	1,501	3,263,342	(4,170,864)	-	(100,000)	(1,006,021)
Common stock issued for:
Cash	145,500	7	49,993	-	-	-	50,000
Services	45,400	2	19,380	-	-	-	19,382
Common stock cancelled	(105,000)	(5)	5	-	-	-	-
Stock options issued	-	-	138,602	-	-	-	138,602
Deferred consideration	-	-	-	-	-	-	-
Net loss for the six months ended September 30, 2007	-	-	-	(377,995)	-	-	-377,995
Balance, September 30, 2007	$30,108,116	$1,505	$3,471,322	$(4,548,859)	$-	$(100,000)	$(1,176,032)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(377,995)	$(535,630)
Depreciation and amortization	23,288	21,879
Common stock issued for services	19,382	261,007
Stock options issued	138,602	69,674
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	10,255	-
Decrease (increase) in prepaid expenses	290	(648)
Increase (decrease) in accounts payable & accrued expenses	70,759	66,755
Net cash provided (used) by operating activities	(115,419)	(242,963)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	-	265,000
Proceeds from stock sales	50,000	30,000
Proceeds from advances from officer and stockholder	61,805	-
Repayment of advances	-	(3,825)
Net cash used by financing activities	111,805	291,175
NET INCREASE (DECREASE) IN CASH	(3,614)	17,176
CASH – Beginning of period	11,393	121,047
CASH – End of period	$7,779	$138,223
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	19,382	261,007
Common stock issued for payment of debt	-	28,493

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2007 included in the Company Form 10-KSB.

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

DVDPlus

The Company entered into a license on June 2, 2003 with DVDPlus International, Inc. to manufacture and market DVDPlus in the United States, Canada, and Mexico. DVDPlus is a dual sided, hybrid optical disc media that uniquely combines two distinct content storage formats for distribution on a single disc, a DVD (digital versatile disc) on one side and a CD (compact disc) on the other. DVDPlus allows content publishers to integrate their visual and audio assets into a single distribution. Utilizing the latest in manufacturing technology, the CD and DVD players are bonded together to provide a multi-format hybrid disc, which is compatible to all CD, CD-ROM, DVD ROM formats, and is readable and capable of playback in conventional CD and DVD players and personal computers alike. DVDPlus allows content publishers to integrate their visual and audio assets into a single distribution, such as releasing a DVD movie and its soundtrack together.

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

EnXcase

EnXcase combines two distinct features for the DVDPlus (OneDisc) two-sided (DVD-CD) optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXcase. The Company developed this unique case primarily for use with the DVDPlus (OneDisc) two-sided disc format. On October 10, 2003, the Company filed for a United States patent on EnXcase and was awarded the patent on June 19, 2006.

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

Medical D-Tect-OR

We are partners with BAHF, LLC in a joint effort called Medical D-Tect-OR. Medical D-Tect-OR has developed a Retained Foreign Object Detection System that uses a hand held wand that is capable of detecting surgical instruments and surgical products such as gauze, laparoscopy sponges, and OR towels manufactured with D-Tect-OR’s ™ detection technology that may have been left in the body during a surgical procedure.  Medical D-Tect-OR has filed for patent protection.

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

The following table details the Company's equipment:

	September 30, 2007	March 31, 2007
Furniture and Equipment	$80,676	$80,676
Accumulated depreciation	(55,453)	(52,291)
Equipment, net	$25,223	$28,385

Depreciation expenses for the six months ended September 30, 2007 and 2006 were $3,162 and $436, respectively.

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

Revenue Recognition

Revenue is generally recognized and earned when all of the following criteria are satisfied: a) persuasive evidence of sales arrangements exists; b) delivery has occurred; c) the sales price is fixed or determinable, and d) collectability is reasonably assured.

Persuasive evidence of an arrangement is demonstrated via a purchase order from our customers. Delivery occurs when title and all risks of ownership are transferred to the purchaser which generally occurs when the products are shipped to the customer. No right of return exists on sales of products except for defective or damaged products. The sales price to the customer is fixed upon acceptance of purchase order. To assure that collectability is reasonably assured we perform ongoing credit evaluations of all of our customers.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of September 30, 2007 and March 31, 2007 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2007 and March 31, 2007.

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

NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT

The Company does not own any marketable securities at September 30, 2007 and March 31, 2007.

On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company’s equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at September 30, 2007 and March 31, 2007. During the year ended March 31, 2007 the Company determined that the equity interest was impaired by 100% and reduced the carrying value by $100,000 in aggregate for the equity interest.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the six months ended September 30, 2007 and 2006 was $20,126 and $19,574 and at September 30, 2007 and March 31, 2007 accumulated amortization was $267,143 and $227,444.

NOTE 5 – INCOME TAXES

At September 30, 2007 and March 31, 2007, the Company had net deferred tax assets of approximately $1,546,000 and $1,415,000 principally arising from net operating loss carry forward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2007 and March 31, 2007. At September 30, 2007, the Company has net operating loss carry forwards totaling approximately $4,548,000 which will begin to expire in the year 2015.

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:

	September 30, 2007	March 31, 2007
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603
Total notes payable-related party	$638,603	$638,603
Notes payable consist of the following:
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$69,318	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$244,318	$244,318

NOTE 7 – ADVANCES FROM OFFICER AND STOCKHOLDER

During the six months ended September 30, 2007, the CEO made additional unsecured advances (net) totaling $61,805. During the six months ended September 30, 2007 the Company made payments on these advances of $10,695. At September 30, 2007 and March 31, 2007, advances from the CEO were $65,810 and $4,005, respectively.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company issued 145,500 and 150,000 shares of restricted common stock in exchange for cash in the amount of $50,000 and $80,000 during the six months ended September 30, 2007 and the year ended March 31, 2007.

Stock option holders exercised 650,000 options and the Company issued 650,000 shares of common stock in exchange for $265,000 during the year ended March 31, 2007.

The Company issued 45,400 and 443,323 shares of restricted common stock in exchange for services in the amount of $19,382 and $267,205 during the six months ended September 30, 2007 and the year ended March 31, 2007.

The Company issued 150,000 shares of restricted common stock in exchange for debt in the amount of $28,493 during the year ended March 31, 2007.

The Company cancelled 105,000 shares of restricted common stock in settlement of a dispute between the Company and a consultant. The Company had originally issued the restricted common stock in August 2005 for services to be rendered.

NOTE 9 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2006 and 2005, the Company did not grant any stock options.

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $479,302. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the six months ended September 30, 2007 and 2006 is $138,602 and $69,674 and has been expensed in the six months ended September 30, 2007 and 2006 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of September 30, 2007 and March 31, 2007, is presented below:

	September 30, 2007	March 31, 2007
Options outstanding at beginning of year	2,545,800	3,975,800
Options granted	-	350,000
Options exercised	-	(650,000)
Options canceled	-	(1,130,000)
Options outstanding at end of year	2,545,800	2,545,800

The following table summarizes the information about the stock options as of September 30, 2007:

Range of Exercise Price	Number Outstanding at December 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at Sept 30	Weighted Average Exercise Price (Exercisable shares)

$.10 - .50	605,800	2.98	$.40	605,800	$.40
.50	795,000	3.14	.50	795,000.50
.50 - .90	45,000	3.14	.77	45,000.77
.40 - .66	430,000	2.69	.57	430,000.57
.43	200,000	3.76	.43	200,000.43
1.55	120,000	3.76	1.55	120,000	1.55
.80	100,000	3.81	.80	-	-
1.00	250,000.50		1.00	250,000	1.00
$.10 – 1.55	2,545,800	2.88	$.60	2,445,800	$.59

The following table summarizes the information about the stock options as of March 31, 2007:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)

$.10 - .50	605,800	3.49	$.40	605,800	$.40
.50	795,000	3.64	.50	795,000.50
.50 - .90	45,000	3.64	.77	45,000.77
.40 - .66	430,000	3.19	.57	430,000.57
.43	200,000	4.26	.43	200,000.43
1.55	120,000	4.32	1.55	120,000	1.55
.80	100,000	4.32	.80	-	-
1.00	250,000	1.00	1.00	250,000	1.00
$.10 – 1.55	2,545,800	3.38	$.60	2,445,800	$.59

NOTE 11 –  Commitments and Contingencies

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

Results of Operations – Six Months Ended September 30, 2007 and 2006.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the six months ended September 30, 2007 and 2006, the Company had revenues of $9,521 and -0-. The Company incurred operating expenses of $357,193 and $506,106. The decrease in operating expenses of $148,913 (29%) is attributed to a decrease in consulting fees of $35,111 for the six months ended September 30, 2007 when compared to the six month period ended September 30, 2006.  In addition, the Company recorded a bad debt charge in the six months ended September 30, 2007 and 2006 of $10,295 and $-0-, respectively. Professional services also decrease for the six months ended September 30, 2007 by $44,282 when compared to the six months ended September 30, 2006. This decrease is because of decreased activity associated with our patent filings and activities. Payroll expenses decreased by $76,621 for the six months ended September 30, 2007 when compared to the six months ended September 30, 2006. In the six months ended September 30, 2006, payroll expenses included a bonus paid to the CEO of $50,000. Other classifications of expenses did not fluctuate substantially from September 30, 2007 to September 30, 2006. In the six months ended September 30, 2007 and 2006, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $138,602 and $69,674, respectively. During the six months ended September 30, 2007 and 2006 we incurred net losses of $377,995 and $535,630 or $(0.126) and $(0.0185) per share.

Liquidity and Capital Resources.

From inception through September 30, 2007, the Company has issued 30,108,116 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acoustic-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $7,779 in cash as of September 30, 2007.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2007. At September 30, 2007 and March 31, 2007 the working capital deficit was $1,303,024 and $1,156,301, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,151,822 and $1,052,336, respectively. The adjusted working capital deficit without these related party liabilities for September 30, 2007 and March 31, 2007 is $151,202 and $103,965, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2007 and 2006 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

PART II. OTHER INFORMATION

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

EnXnet, Inc.

Dated: November 13, 2007	By:	/s/ Ryan Corley
Ryan Corley
President