Form 10QSB
period 2007-12-31
ENXNET INC
filed 2008-02-13
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

EnXnet, Inc.
(Exact name of registrant as specified in charter)

Oklahoma	000-30675	73-1561191
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

11333 E. Pine Street, Suite 75 - Tulsa, Ok 74116
(Address of principal executive offices)

(918) 592 - 0015
(Registrant’s Telephone Number, including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2008, there were 30,517,126 shares of Common Stock, $0.00005 par value, of the issuer outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ENXNET, INC

BALANCE SHEETS

	December 31, 2007	March 31, 2007
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$59,658	$11,393
Accounts receivable	6,359	14,874
Prepaid expenses	2,073	1,835
TOTAL CURRENT ASSETS	68,090	28,102
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(57,034)	(52,291)
TOTAL FIXED ASSETS	23,642	28,385
OTHER ASSETS
Licenses, net	90,569	120,758
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	91,706	121,895
TOTAL ASSETS	$183,438	$178,382
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,675	$266,477
Advances from officer - related party	60,943	4,005
Advances from stockholder	31,000	31,000
Notes payable	244,318	244,318
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,292,539	1,184,403
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
30,517,126 and 30,022,216 shares issued and outstanding	1,526	1,501
Additional paid-in capital	3,701,290	3,263,342
Accumulated deficit	(4,711,917)	(4,170,864)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,109,101)	(1,006,021)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$183,438	$178,382

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2007		2006	2007	2006
REVENUES	$3,990		$10,172	$13,511	$10,172
COST OF SALES	1,325		1,500	3,975	1,500
Gross Profit	2,665		8,672	9,536	8,672
EXPENSES
Consulting fees	50,095		96,183	149,395	230,594
Depreciation & amortization	10,319		10,091	30,957	30,101
Bad debts	-		-	10,295	-
Royalties	-		-	-	5,000
Advertising	-		-	-	100
Payroll	67,988		74,578	195,649	278,862
Professional services	12,874		38,056	79,983	149,447
Occupancy	6,094		5,365	19,350	16,807
Office	2,066		2,705	12,362	13,385
Travel	2,148		4,839	9,814	13,262
Other	45		165	1,015	530
Total Expenses	194,129		231,982	508,820	738,088
LOSS FROM OPERATIONS	(151,964)		(223,310)	(499,284)	(729,416)
OTHER INCOME (EXPENSE)
Interest expense	(14,101)		(13,907)	(41,782)	(43,439)
Loss on sale of marketable securities	-		-	-	-
Bad debt recovery	-		-	-	-
Interest income	5		5	13	13
Total Other Income (Expense)	(14,096)		(13,902)	(41,769)	(43,426)
NET LOSS	(163,060)		(237,212)	(541,055)	(772,842)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-		-	-	-
COMPREHENSIVE LOSS	$(163,060)	$	(237,212)	$(541,055)	$(772,842)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.0054)		$(0.0008)	$(0.0180)	$(0.0263)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,075,440		29,396,591	30,075,440	29,396,591

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Consideration	Income	Equity (Deficit)
Balance, March 31, 2006	$28,627,893	$1,431	$2,506,472	$(3,193,498)	$(40,000)	$(75,000)	(800,595)
Common stock issued for:
Cash	150,000	7	79,993	-	-	-	80,000
Services	443,323	22	273,852	-	-	-	273,874
Options exercised	650,000	33	264,967	-	-	-	265,000
Payment of debt	150,000	8	28,485	-	-	-	28,493
Stock options issued	-	-	109,573	-	-	-	109,573
Deferred consideration	-	-	-	-	40,000	-	40,000
Other comprehensive income	-	-	-		-	(250,000)	(25,000)
Net loss for the year ended March 31, 2007	-	-	-	(977,366)	-	-	(977,366)
Balance, March 31, 2007	30,022,216	1,501	3,263,342	(4,170,864)	-	(100,000)	(1,006,021)
Common stock issued for:
Cash	457,000	23	169,977	-	-	-	170,000
Services	142,910	7	60,063	-	-	-	60,070
Common stock cancelled	(105,000)	(5)	5	-	-	-	-
Stock options issued	-	-	207,903	-	-	-	207,903
Deferred consideration	-	-	-	-	-	-	-
Net loss for the nine months ended December 31, 2007	-	-	-	(541,053)	-	-	(541,055)
Balance, December 31, 2007	$30,517,126	$1,526	$3,701,290	$(4,711,917)	$-	$(100,000)	$(1,109,103)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(541,053)	$(535,630)
Depreciation and amortization	34,932	21,879
Common stock issued for services	60,070	261,007
Stock options issued	207,903	69,674
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	8,515	-
Decrease (increase) in prepaid expenses	(238)	(648)
Increase (decrease) in accounts payable & accrued expenses	51,198	66,755
Net cash provided (used) by operating activities	(178,673)	(242,963)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	-	265,000
Proceeds from stock sales	170,000	30,000
Proceeds from advances from officer and stockholder	56,938	-
Repayment of advances	-	(3,825)
Net cash used by financing activities	226,938	291,175
NET INCREASE (DECREASE) IN CASH	48,265	17,176
CASH – Beginning of period	11,393	121,047
CASH – End of period	$59,658	$138,223
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	60,070	261,007
Common stock issued for payment of debt	-	28,493

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2007 included in the Company Form 10-KSB.

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

The following table details the Company's equipment:

	December 31, 2007	March 31, 2007
Furniture and Equipment	$80,676	$80,676
Accumulated depreciation	(57,034)	(52,291)
Equipment, net	$23,642	$28,385

Depreciation expenses for the nine months ended December 31, 2007 and 2006 were $4,743 and $2,240, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of December 31, 2007 and March 31, 2007 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2007 and March 31, 2007.

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

NOTE 3 - MARKETABLE SECURITIES AND INVESTMENT

The Company does not own any marketable securities at December 31, 2007 and March 31, 2007.

On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of our Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company’s equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at December 31, 2007 and March 31, 2007. During the year ended March 31, 2007 the Company determined that the equity interest was impaired by 100% and reduced the carrying value by $100,000 in aggregate for the equity interest.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the nine months ended December 31, 2007 and 2006 was $30,189 and $29,361 and at December 31, 2007 and March 31, 2007 accumulated amortization was $277,206 and $237,230.

NOTE 5 – INCOME TAXES

At December 31, 2007 and March 31, 2007, the Company had net deferred tax assets of approximately $1,602,000 and $1,415,000 principally arising from net operating loss carry forward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2007 and March 31, 2007. At December 31, 2007, the Company has net operating loss carry forwards totaling approximately $4,712,000 which will begin to expire in the year 2015.

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:

	December 31, 2007	March 31, 2007
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603
Total notes payable-related party	$638,603	$638,603
Notes payable consist of the following:
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$69,318	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$244,318	$244,318

NOTE 7 – ADVANCES FROM OFFICER AND STOCKHOLDER

During the nine months ended December 31, 2007, the CEO made additional unsecured advances (net) totaling $56,938. During the nine months ended December 31, 2007 the Company made payments on these advances of $15,562. At December 31, 2007 and March 31, 2007, advances from the CEO were $60,943 and $4,005, respectively.

NOTE 8 - COMMON STOCK TRANSACTIONS

The Company issued 457,000 and 150,000 shares of restricted common stock in exchange for cash in the amount of $170,000 and $80,000 during the nine months ended December 31, 2007 and the year ended March 31, 2007.

Stock option holders exercised 650,000 options and the Company issued 650,000 shares of common stock in exchange for $265,000 during the year ended March 31, 2007.

The Company issued 142,910 and 443,323 shares of restricted common stock in exchange for services in the amount of $60,070 and $267,205 during the nine months ended December 31, 2007 and the year ended March 31, 2007.

The Company issued 150,000 shares of restricted common stock in exchange for debt in the amount of $28,493 during the year ended March 31, 2007.

The Company cancelled 105,000 shares of restricted common stock in settlement of a dispute between the Company and a consultant. The Company had originally issued the restricted common stock in August 2005 for services to be rendered.

NOTE 9 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2007 and 2006, the Company issued 100,000 and -0- options, respectively.

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $529,402. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the nine months ended December 31, 2007 and 2006 is $207,903 and $104,512 and has been expensed in the nine months ended December 31, 2007 and 2006 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of December 31, 2007 and March 31, 2007, is presented below:

	December 31, 2007	March 31, 2007
Options outstanding at beginning of year	2,545,800	3,975,800
Options granted	100,000	350,000
Options exercised	-	(650,000)
Options canceled	-	(1,130,000)
Options outstanding at end of year	2,645,800	2,545,800

The following table summarizes the information about the stock options as of December 31, 2007:

Range of Exercise Price	Number Outstanding at December 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at Sept 30	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	2.73	$.40	605,800	$.40
.50	795,000	2.89	.50	795,000.50
.50 - .90	45,000	2.89	.77	45,000.77
.40 - .66	430,000	2.44	.57	430,000.57
.43	200,000	3.50	.43	200,000.43
1.55	120,000	3.56	1.55	120,000	1.55
.80	100,000	3.56	.80	-	-
1.00	250,000.25		1.00	250,000	1.00
.51	100,000	3.56	.51	-	-
$.10 – 1.55	2,545,800	2.66	$.59	2,445,800	$.59

The following table summarizes the information about the stock options as of March 31, 2007:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	3.49	$.40	605,800	$.40
.50	795,000	3.64	.50	795,000	.50
.50 - .90	45,000	3.64	.77	45,000	.77
.40 - .66	430,000	3.19	.57	430,000	.57
.43	200,000	4.26	.43	200,000	.43
1.55	120,000	4.32	1.55	120,000	1.55
.80	100,000	4.32	.80	-	-
1.00	250,000	1.00	1.00	250,000	1.00
$.10 – 1.55	2,545,800	3.38	$.60	2,445,800	$.59

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

Results of Operations – Nine Months Ended December 31, 2007 and 2006.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the nine months ended December 31, 2007 and 2006, the Company had revenues of $13,511 and $10,172. The Company incurred operating expenses of $508,820 and $738,088. The decrease in operating expenses of $229,268 (31%) is attributed to a decrease in consulting fees of $81,199 for the nine months ended December 31, 2007 when compared to the nine month period ended December 31, 2006.  In addition, the Company recorded a bad debt charge in the nine months ended December 31, 2007 and 2006 of $10,295 and $-0-, respectively. Professional services also decrease for the nine months ended December 31, 2007 by $69,463 when compared to the nine months ended December 31, 2006. This decrease is because of decreased activity associated with a lawsuit we were involved in and our patent filings and activities. Payroll expenses decreased by $83,213 for the nine months ended December 31, 2007 when compared to the nine months ended December 31, 2006. In the nine months ended December 31, 2006, payroll expenses included a bonus paid to the CEO of $50,000. Other classifications of expenses did not fluctuate substantially from December 31, 2007 to December 31, 2006. In the nine months ended December 31, 2007 and 2006, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $207,903 and $104,512, respectively. During the nine months ended December 31, 2007 and 2006 we incurred net losses of $541,053 and $772,842 or $(0.0180) and $(0.0263) per share.

Liquidity and Capital Resources.

From inception through December 31, 2007, the Company has issued 30,517,126 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDPlus, the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acoustic-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $59,658 in cash as of December 31, 2007.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2007. At December 31, 2007 and March 31, 2007 the working capital deficit was $1,224,451 and $1,156,301, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,161,385 and $1,052,336, respectively. The adjusted working capital deficit without these related party liabilities for December 31, 2007 and March 31, 2007 is $63,066 and $103,965, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2007 and 2006 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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