Form 10-K
period 2008-03-31
ENXNET INC
filed 2008-06-27
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended: March 31, 2008

☐ Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission File Number 000-30675

ENXNET, INC.

(Exact name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, as of September 30, 2007, was $11,386,152.

On June 23, 2008, the issuer had 30,780,226 shares of common outstanding.

Documents incorporated by reference:

None.

ENXNET, INC.
FORM 10-KSB

INDEX

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

ITEM 1.

BUSINESS.

Overview

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

The Company has received a patent covering EnXcase. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the EnXcase patents.

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

ITEM 1A.

RISK FACTORS.

No Operating History and Limited Revenues.

The Company has no record of profitable operations and there is nothing at this time upon which to base assumptions that the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's

March 31, 2008 and 2007, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficit.

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

Issuance of Additional Shares.

As of May 22, 2008, approximately 169,219,774 shares of Common Stock or 84.61% of the 200,000,000 authorized shares of Common Stock of the Company remain unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

ITEM 2.

DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company owns personal property in the form of licenses and office equipment. The Company currently leases its office and technology space in Tulsa, OK for $1,205 per month.

The Company's offices are currently adequate and suitable for its operations. The Company will relocate its offices as the need arises. However, currently the Company has not entered into any negotiations with anyone to relocate its offices.

ITEM 3.

LEGAL PROCEEDINGS.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Period from January 1, 2008 to March 31, 2008	$0.80	$0.40
Period from October 1, 2007 to December 31, 2007	$0.82	$0.39
Period from July 1, 2007 to September 30, 2007	$0.88	$0.45
Period from April 1, 2007 to June 30, 2007	$0.92	$0.42

Holders

As of May 22, 2008 there were approximately 120 stockholders of record of the Common Stock, this does not reflect those shares held beneficially or in "street" name.

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

Recent Sales of Unregistered Securities

The Company received proceeds of $74,500 in the sale of 172,500 shares of its Rule 144 restricted common stock in the month of April 2008.

ITEM 6.

SELECTED FINACIAL DATA.

This item is not applicable because we are a smaller reporting company.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

Overview

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

The Company currently has four full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing affiliate Duplium for our DVDplus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007.

Revenues. During the years ended March 31, 2008 and 2007 our revenues from operations were $17,501 and $14,474. Gross profits from these revenues were $12,201 and $12,707, respectively. Revenues for the year ended March 31, 2008 and 2007 consist of lease revenue on our DVDplus mould and royalty income from the production of DVDplus products.

Operating Expenses. For the years ended March 31, 2008 and 2007, the Company incurred operating expenses of $726,667 and $933,046. The decrease in operating expenses of $206,379 (22%) is attributed to a decrease in consulting expense of $47,862 a decrease in payroll expenses of $90,571 and a decrease in professional services of $66,096.

Consulting expenses for the year ended March 31, 2008 decreased $47,862 from the year ended March 31, 2007. The decrease in consulting expenses is due to a decrease in the valuation of the underlying common stock shares and common stock options issued for consulting services performed. The consulting expenses related to the issuance of common stock and options were $224,986 and $265,016 for the years ended March 31, 2008 and 2007, a decrease of $40,030.

Payroll expenses for the year ended March 31, 2008 decreased $90,571 from the year ended March 31, 2007. The decrease includes a decrease in compensation cost for stock options issued of $113,224 and $144,411 services for the years ended March 31, 2008 and 2007; a decrease of $31,187. Payroll expenses for the year ended March 31, 2007 included a bonus paid to the CEO of $53,825

Professional services expenses for the year ended March 31, 2008 decreased $66,096 from the year ended March 31, 2007. The decrease in professional services relates to legal fees associated with defending against a law suit which was dismissed in favor of the Company in prior years.

During the years ended March 31, 2008 and 2007 we incurred net losses of $766,889 and $977,366 or $(0.025) and $(0.034) per share.

Liquidity and Capital Resources.

From inception through May 22, 2008, the Company has issued 30,780,226 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, and the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acousto-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $27,314 in cash as of March 31, 2008. In April 2008, the Company received $74,500 from the sale of common stock.

The Company has a limited source of revenue from the lease of our DVDplus mould and royalties on DVDplus products and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2008 and 2007. At March 31, 2008 and 2007 the working capital deficit was $1,303,775 and $1,156,301, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,193,890 and

$1,052,336, respectively. The adjusted working capital deficit without these related party liabilities for March 31, 2008 and 2007 is $109,885 and $103,965, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2008 and 2007 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

Contractual Obligations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Management's discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, based on historical experience, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies rely upon assumptions, judgments and estimates and were used in the preparation of our consolidated financial statements:

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2008 and 2007 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Contingent Liability

In accordance with Statement of Financial Accounting Standards Interpretation No. 14, we may have certain contingent liabilities with respect to material existing or potential claims, lawsuits and other proceedings. We accrue liabilities when it is probable that future cost will be incurred and such cost can be measured.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 8.

FINANCIAL STATEMENTS

The information for this Item is included beginning on Page F-1 of this Annual Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Pattillo, Brown & Hill, LLP is the Company's independent auditor. At no time has there been any disagreement with such accountants regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T)

CONTROL AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause our controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization, and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

Based upon the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within those entities to allow timely decisions regarding required disclosures.

(b)

Management’s Report on Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of March 31, 2008, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of March 31, 2008, the Company's internal control over financial reporting is effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During the period covered by this Annual Report, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our and EnviroSystems' executive officers and directors, together with such person's business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	64	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	49	Chief Financial Officer, Treasurer
Richard W Martel, Jr.	50	Director
Linda Howard	61	Secretary

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 28 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. In January 2006, Mr Hoelscher became a director, secretary and CFO of Anpath Group, Inc, a North Carolina based small publicly traded company. Mr. Hoelscher will continue his work with EnXnet, Mastodon and Anpath and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher was also the Controller for Aperian, Inc. an Austin, Texas based publicly traded company from 1997 to 2000. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Richard W. Martel Jr. - Member of the Board of Directors

Mr. Martel was elected to the Board of Directors and began serving on October 1, 2006. Since November 1999, Mr. Martel has been the co-founder and President of Gem Depot, Inc which is an ecommerce company that sells and distributes gemstones, gold and jewelry over the internet. Mr. Martel is also the co-founder and Vice-President of Detekt Corporation, a company that provides nondestructive infrared services to diagnose electrical and roofing problems for facilities. Detekt was founded in April 1986. Mr. Martel received his B.S. in Science from Oklahoma State University in Stillwater, Oklahoma in 1981 and a MBA in Telecommunications from St. Edwards University in Austin, Texas in 1998.

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

Election of Officers and Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Compensation of Directors

It is intended that each member of our board of directors who is not also an employee (a “non-employee director”) will receive an annual retainer in shares of our common stock as determined by our board of directors and all directors will be reimbursed for costs and expenses related to attending meetings of the board of directors or committees of the board of directors on which they serve.

Our employee directors will not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors will not receive any compensation from us for their roles as directors other than the stock option grants described above.

Committees of the Board of Directors

The Board of Directors currently consists of two members and the entire Board acts as the Company’s audit committee. There are no other committees of the Board. The board meets as needed.

Audit Committee and Code of Ethics.

The entire Board serves as the audit committee of the Company. We have not adopted an audit committee charter or made a determination as to whether any of our directors would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

Family Relationships

There are no family relationships among our officers or directors.

Legal Proceedings

Based on our inquiries of all of our officers and directors, we are not aware of any pending or threatened legal proceedings involving any of our officers or directors that would be material to an evaluation of our management.

ITEM 11.

EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley, President and Chief Executive Officer	2008	48,000	-0-	-0-	-0-	-0-
Ryan Corley, President and Chief Executive Officer	2007	48,000	50,000	-0-	-0-	-0-

 (1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Employment Agreements

We do not have an employment agreement with Mr Corley our CEO.

Other Compensation

We may issue to our independent directors stock options and common stock as compensation as determined by the Board of directors.

Stock option Plan

2001 Stock Option Plan

We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “nonstatutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 2,295,800 stock options that are outstanding at March 31, 2008.

The plan is administered by our board of directors, which selects the eligible persons to whom options or stock awards shall be granted, determines the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option or stock award granted under the plan shall be evidenced by a written agreement between us and the optionee.

Grants may be made to our employees (including officers) and directors and to certain consultants and advisors.

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted. The exercise price for nonstatutory options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	700,000	-0-	700,000	$0.52	07/02/2011

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	-	-	-	-	-	-	-
Richard Martel Jr.	-	-	11,475	-	-	-	11,475

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2008:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,310,800	$0.56	435,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	2,310,800	$0.56	435,000

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2008 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	13,261,879	42.28%
Steve Hoelscher (4)	350,090	1.13%
Richard W Martel, Jr. (5)	40,000	*
Linda Howard (6)	250,000	*
All directors and named executive officers as a group (4 persons)	13,901,969	43.59%

Other 5% or Greater Beneficial Owners	-0-	N/A

* Less than 1%.

(1)

Beneficial ownership is calculated based on 30,670,226 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)

The address for the directors and named executive officers is c/o Enxnet, Inc 11333 E Pine St, Suite 75 Tulsa, OK 74116.

(3)

Includes 700,000 shares of common stock issuable upon the exercise of options at an average price of $.52 per share.

(4)

Includes 280,000 shares of common stock issuable upon the exercise of options at an average price of $.76 per share.

(5)

Includes 35,000 shares of common stock issuable upon the exercise of options at an average price of $1.02 per share.

(6)

Includes 210,000 shares of common stock issuable upon the exercise of options at an average price of $.86 per share.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the year ended March 31, 2008 and 2007, the CEO made additional unsecured advances totaling $87,000 and $-0-. During the year ended March 31, 2008 the Company made payments on these advances of $41,116. At March 31, 2008 and 2007, advances from the CEO were $49,879 and $4,005, respectively.

An entity controlled by the CEO made unsecured advances totaling $30,000 during the year ended March 31, 2008. During the year ended March 31, 2008 the Company charged this entity $1,500 for office space use and reduced these advances by that amount. At March 31, 2008, advances from the entity controlled by the CEO were $28,500.

The Company has notes payable to the CEO in the aggregate amount of $638,603 as of March 31, 2008. Accrued interest owed on these notes at March 31, 2008 is $143,337. These notes are convertible into 4,634,020 shares of Rule 144 restricted common stock of the company.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed Pattillo, Brown & Hill, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2008 and 2007. The aggregate fees billed by Pattillo, Brown and Hill, L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10-KSB for the fiscal years ended March 31, 2008 and March 31, 2007 were $20,735 and $21,048, respectively.

Audit Related Fees

For the Company's fiscal year ended March 31, 2008 and 2007, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees

For the Company's fiscal year ended March 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2008 and 2007.

ITEM 15.

EXHIBITS.

(a)

Exhibits

Exhibit
Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
23.1	Consent of Independent Registered Public Accounting Firm (2)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s and Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)

Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2)

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 26, 2008	Enxnet, Inc.

By: /s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 26, 2008	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 26, 2008	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 26, 2008	/s/ Richard W. Martel
Richard W. Martel, Director

Pattillo, Brown and Hill, L.L.P.

Certified Public Accountants

Board of Directors and Stockholders

EnXnet, Inc.

INDEPENDENT AUDITORS REPORT

We have audited the accompanying balance sheets of EnXnet, Inc. (the Company), as of March 31, 2008 and 2007, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pattillo, Brown and Hill, L.L.P.

Waco, Texas

June 23, 2008

ENXNET, INC
BALANCE SHEET
	March 31,
	2008	2007
ASSETS	(Audited)

CURRENT ASSETS
Cash	$27,314	$11,393
Accounts receivable	1,330	14,874
Prepaid expenses	22,749	1,835
TOTAL CURRENT ASSETS	51,393	28,102
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(58,615)	(52,291)
TOTAL FIXED ASSETS	22,061	28,385
OTHER ASSETS
Licenses, net	80,506	120,758
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	81,643	121,895
TOTAL ASSETS	$155,097	$178,382
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,868	$266,477
Advances from officer - related party	78,379	4,005
Advances from stockholder	31,000	31,000
Notes payable	244,318	244,318
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,355,168	1,184,403
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 30,670,226 and 30,022,216 shares issued and outstanding	1,534	1,501
Additional paid-in capital	3,836,148	3,263,342
Accumulated deficit	(4,937,753)	(4,170,864)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,200,071)	(1,006,021)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$155,097	$178,382

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2008	2007

REVENUES	$17,501	$14,474
COST OF SALES	5,300	1,767
Gross Profit	12,201	12,707
EXPENSES
Consulting fees	227,956	275,818
Depreciation & amortization	41,276	40,192
Bad debts	9,295	-
Royalties	-	5,000
Advertising	-	100
Payroll	271,980	362,551
Professional services	125,486	191,582
Occupancy	24,742	23,058
Office	13,532	18,520
Travel	11,145	15,595
Other	1,255	630
Total Expenses	726,667	933,046
LOSS FROM OPERATIONS	(715,466)	(920,339)
OTHER INCOME (EXPENSE)
Interest expense	(52,440)	(57,044)
Loss on sale of marketable securities	-	-
Bad debt recovery	-	-
Other income	17	17
Total Other Income (Expense)	(52,423)	(57,027)
NET LOSS	(766,889)	(977,366)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-	(25,000)
COMPREHENSIVE LOSS	$(766,889)	$(1,002,366)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.025)	$(0.034)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,227,193	29,569,425

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Consideration	Income	Equity (Deficit)

Balance, March 31, 2006	28,627,893	$7	$2,506,472	$(3,193,498)	$(40,000)	$(75,000)	$(800,595)
Common stock issued for:
Cash	150,000	7	79,993	-	-	-	80,000
Services	443,323	22	273,852	-	-	-	273,874
Options exercised	650,000	33	264,967	-	-	-	265,000
Payment of debt	150,000	8	28,485	-	-	-	28,493
Deferred consideration	-	-	-	-	40,000	-	40,000
Net loss for the year ended March 31, 2007	-	-	-	(977,366)	-	-	(977,366)
Other comprehensive income	-	-	-	-	-	(25,000)	(25,000)
Balance, March 31, 2007	30,022,216	1,501	3,263,342	(4,170,864)	-	(100,000)	(1,006,021)
Common stock issued for:
Cash	517,000	26	193,974	-	-	-	194,000
Services	236,010	12	95,603	-	-	-	95,615
Common stock cancelled	(105,000)	(5)	5	-	-	-	-
Stock options issued	-	-	283,224	-	-	-	283,224
Net loss for the year ended March 31, 2008	-	-	-	(766,889)	-	-	(766,889)
Balance, March 31, 2008	30,670,226	$1,534	$3,836,148	$(4,937,753)	$-	$(100,000)	$(1,200,071)

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(766,889)	$(977,366)
Depreciation and amortization	46,576	43,827
Common stock issued for services	95,615	273,874
Stock options issued	283,224	109,573
Deferred consideration	-	40,000
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	13,544	(14,874)
Decrease (increase) in prepaid expenses	(20,914)	(1,190)
Increase (decrease) in accounts payable & accrued expenses	96,391	99,040
Net cash provided (used) by operating activities	(252,453)	(427,116)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(27,538)
Proceeds from the sale of marketable securities	-	-
Net cash provided (used) in investing activities	-	(27,538)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	-	265,000
Proceeds from stock sales	194,000	80,000
Proceeds from note payable	-	-
Proceeds from advances from officer and stockholder	117,000	-
Repayment of advances	(42,626)	-
Net cash used by financing activities	268,374	345,000
NET INCREASE (DECREASE) IN CASH	15,921	(109,654)
CASH - Beginning of period	11,393	121,047
CASH - End of period	$27,314	$11,393
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$95,615	$273,874
Common stock issued for payment of debt	$-	$28,493
Issuance of stock options for services	$283,224	$109,573

The accompanying notes are an integral part of these financial statements.

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

The following table details the Company's equipment:

	March 31,
	2008	2007
Equipment	$74,516	$74,516
Furniture & fixtures	6,160	6,160
Accumulated depreciation	(58,615)	(52,291)
Equipment, net	$22,061	$28,385

Depreciation expenses included in operating expenses for the years ended March 31, 2008 and 2007 were $1,024 and $2,545, respectively. Depreciation expense included in cost of goods sold for the years ended March 31, 2008 and 2007 were $5,300 and $1,767.

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

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2008 and 2007 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on March 31, 2008 and 2007.

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

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

New Accounting Pronouncements

SFAS 159

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

SFAS No. 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

SFAS No 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity's derivative and hedging activities and improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

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

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

NOTE 3 - INVESTMENT

On July 14, 2004, the Company announced that it has acquired a ten percent (10.0%) equity interest in Castaway Record Company, LLC. and a ten percent (10.0%) equity interest in OneDisc Distribution Co., LLC. The Company acquired the equity interest for cash paid of $50,000 for each interest. The CEO of the Company owns a 40% equity interest in Castaway Record Company, LLC. and a 40% equity interest in OneDisc Distribution Co., LLC. Castaway and OneDisc have raised additional capital through the sale of additional equity interest. This has reduced the Company’s equity interest to eight percent (8%) for each company. The investments are stated at approximate fair value at March 31, 2008 and 2007. During the years ended March 31, 2007 the Company determined that the equity interest was impaired by 100% and reduced the carrying value by $100,000 in aggregate for the equity interest thus reducing the carrying value to $-0- for each equity investment.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the years ended March 31, 2008 and 2007 was $40,252 and $37,647 and at March 31, 2008 and 2007 accumulated amortization was $287,269 and $247,017.

Amortization expense for the next two years is as follows:
March 31,
2009	$40,253
2010	40,253
Total	$80,506

NOTE 5 – INCOME TAXES

At March 31, 2008 and 2007, the Company had net deferred tax assets of approximately $1,679,000 and $1,415,000 principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2008 and 2007. At March 31, 2008, the Company has net operating loss carry forwards totaling approximately $4,938,000 which will begin to expire in the year 2015.

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

NOTE 6 – NOTES PAYABLE

Notes payable-related party consists of the following:	March 31,
	2008	2007
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603
Total notes payable-related party	$638,603	$638,603

Notes payable consist of the following:

6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares (see Note 13.)	$69,318	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$244,318	$270,942

NOTE 7 – ADVANCES FROM OFFICER AND STOCKHOLDER

At March 31, 2008 and 2007, advances from a stockholder were $31,000 and $31,000, respectively.

During the year ended March 31, 2008 and 2007, the CEO made additional unsecured advances totaling $87,000 and $-0-. During the year ended March 31, 2008 the Company made payments on these advances of $41,136. At March 31, 2008 and 2007, advances from the CEO were $49,879 and $4,005, respectively.

An entity controlled by the CEO made unsecured advances totaling $30,000 during the year ended March 31, 2008. During the year ended March 31, 2008 the Company charged this entity $1,500 for office space use and reduced these advances by that amount. At March 31, 2008 , advances from the entity controlled by the CEO were $28,500.

NOTE 8 - COMMON STOCK TRANSACTIONS

During the years ended March 31, 2008 and 2007, the Company issued 236,010 and 443,323 shares of Rule 144 restricted common stock for services in the amount of $95,615 and $273,874.

During the years ended March 31, 2008 and 2007, the Company issued 517,000 and 150,000 shares of Rule 144 restricted common stock in exchange for cash in the amount of $194,000 and $80,000.

During the years ended March 31, 2008 and 2007, stock option holders exercised -0- and 650,000 options and the Company issued -0- and 650,000 shares of common stock in exchange for $-0- and $265,000.

During the years ended March 31, 2007 the Company issued 150,000 shares of Rule 144 restricted common stock in exchange for debt in the amount of $28,493.

During the year ended March 31, 2008 the Company cancelled 105,000 shares of restricted common stock in settlement of a dispute between the Company and a consultant. The Company had originally issued the Rule 144 restricted common stock in August 2005 for services to be rendered.

NOTE 9 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the years ended March 31, 2008 and 2007, the Company granted 100,000 and 100,000 stock options to employees and members of the Board of Directors.

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the years ended March 31, 2008 and 2007, the Company granted -0- and 250,000 Options to consultants to purchase common stock with exercise prices of $1.00 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the years ended March 31, 2008 and 2007 in the amounts of $-0- and $-0-.

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

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	4.58%
Risk-free interest rate	2.0%
Expected life	3.65 years

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

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $529,402. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2008 and 2007 is $283,224 and $109,573 and has been expensed in the year ended March 31, 2008 and 2007 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of March 31, 2008 and 2007 is presented below:

	March 31,
	2008	2007
Options outstanding at beginning of year	2,560,800	3,990,800
Options granted	100,000	350,000
Options exercised	-	(650,000)
Options canceled	(350,000)	(1,130,000)
Options outstanding at end of year	2,310,800	2,460,800

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

The following table summarizes the information about the stock options as of March 31, 2008:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	2.48	$ .40	605,800	$ .40
.50	795,000	2.64	.50	795,000.50
.50 - .90	45,000	2.64	.77	45,000.77
.55 - .66	330,000	3.17	.62	330,000.62
.43	200,000	3.25	.43	200,000.43
1.31-1.55	135,000	3.31	1.52	120,000	1.52
.80	100,000	3.31	.80	50,000	-
.51	100,000	3.31	1.00	-	-
$ .10 – 1.55	2,310,800	2.82	$ .56	2,160,800	$ .55

The following table summarizes the information about the stock options as of March 31, 2007:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	3.49	$ .40	605,800	$ .40
.50	795,000	3.64	.50	795,000.50
.50 - .90	45,000	3.64	.77	45,000.77
.40 - .66	430,000	3.19	.57	430,000.57
.43	200,000	4.26	.43	200,000.43
1.31-1.55	135,000	4.32	1.52	135,000	1.52
.80	100,000	4.32	.80	-	-
1.00	250,000	1.00	1.00	100,000	1.00
$ .10 – 1.55	2,560,800	3.38	$ .60	2,460,800	$ .59

Note 10 – EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2008 and 2007, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.

NOTE 11 - OTHER COMPREHENSIVE INCOME

	March 31,
	2008	2007
Holding gain (loss) during period	$-	$-
Reclassification adjustment for sale of securities	-	-
Impairment of equity investment	-	(25,000)
	$-	$(25,000)

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED MARCH 31, 2008 AND 2007

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

Note 13 - SUBSEQUENT EVENTS

On June 10, 2008, the Company received notice from a holder of a note payable in the amount of $69,318, that the note plus accrued interest on the note in the amount of $12,249 were being redeemed for the Company’s common stock in accordance with terms of the note payable effective June 10, 2008. The Company issued 543,782 shares of Rule 144 restricted common stock valued at approximately $0.15 per share in the redemption.