Form 10-Q
period 2008-06-30
ENXNET INC
filed 2008-08-13
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 23, 2008, there were outstanding 31,737,618 shares of the registrant’s common stock, $.0005 par value.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets June 30, 2008 and March 31, 2008	3

	Statements of Loss For the three months ended June 30, 2008 and 2007	4

	Statements of Changes in Stockholders Deficit	5

	Statements of Cash Flows For the three months ended June 30, 2008 and 2007	6

	Summary of Accounting Policies	10

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote to Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

	SIGNATURES	20

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ENXNET, INC

BALANCE SHEETS

	June 30, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$41,624	$27,314
Accounts receivable	5,320	1,330
Prepaid expenses	1,520	22,749
TOTAL CURRENT ASSETS	48,464	51,393
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(60,180)	(58,615)
TOTAL FIXED ASSETS	20,496	22,061
OTHER ASSETS
Licenses, net	70,443	80,506
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	71,580	81,643
TOTAL ASSETS	$140,540	$155,097
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$390,845	$362,868
Advances from officer - related party	74,214	78,379
Advances from stockholder	31,000	31,000
Notes payable	175,000	244,318
Notes payable - related party	638,603	638,603
TOTAL CURRENT LIABILITIES	1,309,662	1,355,168
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
31,537,618 and 30,670,226 shares issued and outstanding	1,577	1,534
Additional paid-in capital	4,126,516	3,836,148
Accumulated deficit	(5,197,215)	(4,937,753)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,169,122)	(1,200,071)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$140,540	$155,097

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30
	2008		2007
REVENUES	$3,990		$5,530
COST OF SALES	1,325		1,325
Gross Profit	2,665		4,205
EXPENSES
Consulting fees	44,160		49,605
Depreciation & amortization	10,303		10,319
Bad debts	-		-
Payroll	94,595		60,917
Professional services	88,800		53,412
Occupancy	6,037		7,089
Office	3,043		6,199
Travel	2,297		2,801
Other	240		705
Total Expenses	249,475		191,047
LOSS FROM OPERATIONS	(246,810)		(186,842)
OTHER INCOME (EXPENSE)
Interest expense	(12,655)		(13,756)
Loss on sale of marketable securities	-		-
Bad debt recovery	-		-
Interest income	3		4
Total Other Income (Expense)	(12,652)		(13,752)
NET LOSS	(259,462)		(200,594)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-		-
COMPREHENSIVE LOSS	$(259,462)	$	(200,594)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.008)		$(0.007)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,948,447		30,047,628

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional Paid-in Capital				Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Common Stock			Accumulated (Deficit)	Deferred Consideration
	Shares	Amount
Balance, March 31, 2007	$30,022,216	$1,501	$3,263,342	$(4,170,864)	$	.	$(100,000)	(1,006,021)
Common stock issued for:
Cash	517,000	26	193,974	-		-	-	194,000
Expenses	236,010	12	95,603	-		-	-	95,615
Common stock cancelled	(105,000)	(5)	5	-		-	-	-
Stock options issued	-	-	283,224	-		-	-	283,224
	-	-	-			-	-	-
Net loss for the year ended March 31, 2008	-	-	-	(766,889)		-	-	(766,889)
Balance, March 31, 2007	30,670,226	1,534	3,836,148	(4,937,753)		-	(100,000)	(1,200,071)
Common stock issued for:
Cash	212,500	10	88,490	-		-	-	88,500
Expenses	111,110	6	37,381	-		-	-	37,387
Note payable conversion	543,782	27	81,540	-		-	-	81,567
Stock options issued	-	-	82,957	-		-	-	82,957
	-	-	-	-		-	-	-
Net loss for the three months ended June 30, 2008	-	-	-	(259,462)		-	-	(259,462)
Balance, June 30, 2008	$31,537,618	$1,577	$4,126,516	$(5,197,215)		$-	$(100,000)	$(1,169,122)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(259,462)	$(200,594)
Depreciation and amortization	11,628	11,644
Common stock issued for expenses	49,636	6,481
Stock options issued	82,957	69,301
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(3,990)	2,849
Decrease (increase) in prepaid expenses	21,229	(68)
Increase (decrease) in accounts payable & accrued expenses	27,977	61,338
Net cash provided (used) by operating activities	(70,025)	(49,049)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	-	-
Proceeds from stock sales	88,500	25,000
Proceeds from advances from officer and stockholder	16,900	20,500
Repayment of advances	(21,065)	-
Net cash used by financing activities	84,335	45,500
NET INCREASE (DECREASE) IN CASH	14,310	(3,549)
CASH – Beginning of period	27,314	11,393
CASH – End of period	$41,624	$7,844
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for expenses	49,636	6,841
Common stock issued for payment of debt	69,318	-

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2008 included in the Company Form 10-KSB.

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

EnXnet, Inc.

SUMMARY OF ACCOUNTING POLICIES

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

The following table details the Company's equipment:

	June 30,	March 31,
	2008	2008
Furniture and Equipment	$80,676	$80,676
Accumulated depreciation	(60,180)	(58,615)
Equipment, net	$20,496	$22,061

Depreciation expenses for the three months ended June 30, 2008 and 2007 were $1,565 and $1,581, respectively.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This Statement establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On April 1, 2008, we adopted SFAS 157. We had no assets or liabilities measured at fair value on a recurring basis. Therefore, the initial adoption of SFAS 157 had no impact on our Consolidated Financial Statements. Beginning April 1, 2009, we will apply SFAS 157 fair value requirements to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed on a recurring basis. Application will be prospective when nonrecurring fair value measurements are required. We will assess the impact on our Consolidated Financial Statements of applying these requirements to nonrecurring fair value measurements for nonfinancial assets and nonfinancial liabilities.

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2008 and March 31, 2008.

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

NOTE 3 - LICENSES

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the three months ended June 30, 2008and 2007 was $10,063 and $10,063 and at June 30, 2008 and March 31, 2008 accumulated amortization was $297,332 and $287,269.

NOTE 4 – INCOME TAXES

At June 30, 2008 and March 31, 2008, the Company had net deferred tax assets of approximately $1,767,000 and $1,678,000 principally arising from net operating loss carry forward for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2008 and March 31, 2008. At June 30, 2008, the Company has net operating loss carry forwards totaling approximately $5,197,000 which will begin to expire in the year 2015.

NOTE 5 – NOTES PAYABLE

Notes payable-related party consists of the following:

	June 30, 2008	March 31, 2008
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	528,603	528,603
Total notes payable-related party	$638,603	$638,603
Notes payable consist of the following:
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$-	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$175,000	$244,318

On June 10, 2008, a stockholder, the holder of a note payable due from the Company in the amount of $69,318 tendered the note payable and accrued interest to be converted into common stock in accordance with the terms of the note payable. The Company issued 543,782 shares of its rule 144 common stock to pay the accrued interest of $12,249 and principal amount of $69,318. The note was convertible into common stock at a conversion rate of $.15 per share.

NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

At June 30, 2008 and March 31, 2008, advances from a stockholder were $31,000 and $31,000, respectively.

During the three months ended June 30, 2008, the CEO made additional unsecured advances totaling $16,900. During the three months ended June 30, 2008 the Company made payments on these advances of $19,565. At June 30, 2008 and March 31, 2008, advances from the CEO were $47,214 and $49,879, respectively.

An entity controlled by the CEO made unsecured advances totaling $30,000. At March 31, 2008 these advances totaled $28,500. During the three months ended June 30, 2008, the Company charges the entity $1,500 for office space use and reduced these advances by that amount. At June 30, 2008, advances from the entity controlled by the CEO were $27,000.

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 212,000 and 517,000 shares of restricted common stock in exchange for cash in the amount of $88,500 and $194,000 during the three months ended June 30, 2008 and the year ended March 31, 2008.

The Company issued 111,110 and 236,010 shares of restricted common stock in exchange for services in the amount of $37,387 and $95,615 during the three months ended June 30, 2008 and the year ended March 31, 2008.

The Company issued 543,782 shares of restricted common stock in exchange for debt in the amount of $81,567 during the three months ended June 30, 2008.

The Company cancelled 105,000 shares of restricted common stock in settlement of a dispute between the Company and a consultant. The Company had originally issued the restricted common stock in August 2005 for services to be rendered.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the three months ended June 30, 2008 and 2007, the Company did not grant any options. During the three month ended Jun 30, 2008, the Company re-priced 135,000 options issued to two employees and a non-employee director.

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the three months ended June 30, 2008 and 2007, the Company did not grant any options to consultants.

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	4.58% to .77%
Risk-free interest rate	2.0%
Expected life	1 to 4.32 years

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

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $555,402. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the three months ended June 30, 2008 and 2007 is $82,957 and $69,301 and has been expensed pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of June 30, 2008 and March 31, 2008 is presented below:

	June 30,	March 31,
	2008	2008
Options outstanding at beginning of year	2,310,800	2,560,800
Options granted	-	100,000
Options exercised	-	-
Options canceled	-	(350,000)
Options outstanding at end of year	2,310,800	2,310,800

The following table summarizes the information about the stock options as of June 30, 2008:

Range of Exercise Price	Number Outstanding at June 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at June 30	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	2.23	$ .40	605,800	$ .40
.50	795,000	2.39	.50	795,000.50
.50 - .90	45,000	2.39	.77	45,000.77
.55 - .66	330,000	2.92	.62	330,000.62
.43	200,000	3.01	.43	200,000.43
.38	135,000	2.79	.38	135,000.38
.80	100,000	3.06	.80	100,000.80
.51	100,000	3.06	.51	-	-
$ .10 – .90	2,310,800	2.56	$ .50	2,210,800	$ .50

The following table summarizes the information about the stock options as of March 31, 2008:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	2.48	$ .40	605,800	$ .40
.50	795,000	2.64	.50	795,000.50
.50 - .90	45,000	2.64	.77	45,000.77
.55 - .66	330,000	3.17	.62	330,000.62
.43	200,000	3.25	.43	200,000.43
1.31 - 1.55	135,000	3.31	1.52	135,000	1.52
.80	100,000	3.31	.80	50,000	-
.51	100,000	3.31	1.00	-	-
$ .10 – 1.55	2,310,800	2.82	$ .56	2,160,800	$ .55

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not involved in litigation at this time. We may from time to time be a party to various legal actions in the ordinary course of business. There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

NOTE 10 - SUBSEQUENT EVENTS

On July 30, 2008, Ryan Corley, President of the Company, transferred $45,750 of his notes payable to two unrelated parties in payment of personal liabilities. The notes payable are convertible into 305,000 shares of the Company’s common stock.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

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

The Company currently has four full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing and manufacturing affiliates Duplium for our DVDplus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations – Three months ended June 30, 2008 and 2007.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the three months ended June 30, 2008 and 2007, the Company had revenues of $3,990 and $5,530. The Company incurred operating expenses of $249,475 and $191,047. The increase in operating expenses of $58,428 (31%) is attributed to an increase in professional fees of $35,388 for the three months ended June 30, 2008 when compared to the three month period ended June 30, 2007. Professional services increased for the three months ended June 30, 2008 because of increased activity associated with our patent filings which protect our proprietary products. Payroll expenses increased by $33,678 for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. In the three months ended June 30, 2008, payroll expenses included a charge of $26,000 for Black-Scholes valuation of 135,000 options that were re-priced by the Board of Directors. Other classifications of expenses did not fluctuate substantially from June 30, 2008 to June 30, 2007. In the three months ended June 30, 2008 and 2007, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $82,957 and $69,301, respectively. During the three months ended June 30, 2008 and 2007 we incurred net losses of $259,462 and $200,594 or $(0.008) and $(0.007) per share.

Liquidity and Capital Resources.

From inception through June 30, 2008, the Company has issued 31,537,618 shares of its Common Stock to officers, directors and outside shareholders. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acoustic-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $41,624 in cash as of June 30, 2008.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2008. At June 30, 2008 and March 31, 2007 the working capital deficit was $1,261,198 and $1,303,775, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,105,309 and $1,193,890, respectively. The adjusted working capital deficit without these related party liabilities for June 30, 2008 and March 31, 2007 is $155,889 and $109,885, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2008 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.

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

ITEM 1A.

RISK FACTORS

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

The following are included herein:

31.1

Rule 15d-14(a) Certification of CEO

31.2

Rule 15d-14(a) Certification of CFO

32.1

Rule 1350 Certification of CEO

32.1

Rule 1350 Certification of CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnXnet, Inc.

Dated: August 13, 2008	By:	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer (Principal Executive Officer)