Form 10-Q
period 2008-09-30
ENXNET INC
filed 2008-11-13
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-30675

———————

EnXnet, Inc.

(Exact name of registrant as specified in its charter)

———————

Oklahoma	73-1561191
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

11333 E. Pine Street, Suite 75 - Tulsa, Ok 74116

(Address of Principal Executive Office) (Zip Code)

(918) 592 - 0015

(Registrant’s telephone number, including area code)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 3, 2008, there were outstanding 32,044,964 shares of the registrant’s common stock, $.0005 par value.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

3

Balance Sheets September 30, 2008 and March 31, 2008

3

Consolidated Statements of Operations For the three months ended September 30, 2008 and 2007 and for the six months ended  September 30, 2008 and 2007

4

Consolidated Statement of Stockholders' Equity (Deficit)

5

Consolidated Statements of Cash Flows For the six months ended September 30, 2008 and 2007

6

Summary of Accounting Policies

7

Notes to Financial Statements

9

Item 2.       Management’s Discussion and Analysis or Plan of Operation
Statement Regarding Forward-Looking Statements.

15

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

17

Item 4.       Control and Procedures.

18

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

19

Item 1A.    Risk Factors

19

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.       Defaults Upon Senior Securities

19

Item 4.       Submission of Matters to a Vote to Security Holders

19

Item 5.       Other Information

19

Item 6.       Exhibits and Reports on Form 8-K

19

Signatures

20

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

ENXNET, INC

BALANCE SHEETS

	September 30, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$10,995	$27,314
Accounts receivable	12,048	1,330
Prepaid expenses	32,482	22,749
TOTAL CURRENT ASSETS	55,525	51,393
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(61,746)	(58,615)
TOTAL FIXED ASSETS	18,930	22,061
OTHER ASSETS
Licenses, net	60,380	80,506
Investment	––	––
Deposits	1,137	1,137
TOTAL OTHER ASSETS	61,517	81,643
TOTAL ASSETS	$135,972	$155,097
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$412,613	$362,868
Advances from officer - related party	79,481	78,379
Advances from stockholder	51,000	31,000
Notes payable	175,000	244,318
Notes payable - related party	592,853	638,603
TOTAL CURRENT LIABILITIES	1,310,947	1,355,168
COMMITMENTS AND CONTINGENCIES	––	––
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
32,044,964 and 30,670,226 shares issued and outstanding	1,602	1,534
Additional paid-in capital	4,252,217	3,836,148
Accumulated deficit	(5,328,794)	(4,937,753)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,174,975)	(1,200,071)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$135,972	$155,097

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2008	2007		2008	2007
REVENUES	$6,728		$3,991	$10,718	$9,521
COST OF SALES	2,452		1,325	3,777	2,650
Gross Profit	4,276		2,666	6,941	6,871
EXPENSES
Consulting fees	31,555		49,695	75,715	99,300
Depreciation & amortization	10,303		10,319	20,606	20,638
Bad debts	––		10,295	––	10,295
Payroll	60,435		66,746	155,030	127,663
Professional services	13,349		13,697	102,149	67,109
Occupancy	5,927		6,167	11,964	13,256
Office	2,933		4,097	5,976	10,296
Travel	1,586		4,865	3,883	7,666
Other	125		265	365	970
Total Expenses	126,213		166,146	375,688	357,193
LOSS FROM OPERATIONS	(121,937)		(163,480)	(368,747)	(350,322)
OTHER INCOME (EXPENSE)
Interest expense	(9,648)		(13,925)	(22,300)	(27,681)
Interest income	3		4	6	8
Total Other Income (Expense)	(9,642)		(13,921)	(22,294)	(27,673)
NET LOSS	(131,579)		(177,401)	(391,041)	(377,995)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	––		––	––	––
COMPREHENSIVE LOSS	$(131,579)	$	(177,401)	$(391,041)	$(377,995)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.004)		$(0.006)	$(0.013)	$(.013)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	31,320,452		30,050,013	31,320,452	30,050,013

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity (Deficit)
Balance, March 31, 2007	30,022,216	$1,501	$3,263,342	$(4,170,864)	$(100,000)	$(1,006,021)
Common stock issued for:
Cash	517,000	26	193,974	––	––	194,000
Expenses	236,010	12	95,603	––	––	95,615
Common stock cancelled	(105,000)	(5)	5	––	––	-
Stock options issued	––	––	283,224	––	––	283,224

Net loss for the year ended March 31, 2008	––	––	––	(766,889)	––	(766,889)
Balance, March 31, 2007	30,670,226	1,534	3,836,148	(4,937,753)	(100,000)	(1,200,071)
Common stock issued for:
Cash	212,500	10	88,490	––	––	88,500
Expenses	111,110	16	97,371	––	––	97,387
Note payable conversion	543,782	42	127,627	––	––	127,669
Stock options issued	––	––	102,581	––	––	102,581

Net loss for the six months ended September 30, 2008	––	––	––	(391,041)	––	(391,041)
Balance, September 30, 2008	31,537,618	$1,602	$4,252,217	$(5,328,794)	$(100,000)	$(1,174,975)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(391,041)	$(377,995)
Depreciation and amortization	23,257	23,288
Common stock issued for expenses	97,387	19,382
Stock options issued	102,581	138,602
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(10,718)	10,255
Decrease (increase) in prepaid expenses	(9,733)	290
Increase (decrease) in accounts payable & accrued expenses	49,745	70,759
Net cash provided (used) by operating activities	(125,921)	(115,419)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	––	––
Net cash provided (used) in investing activities	––	––
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	––	––
Proceeds from stock sales	88,500	50,000
Proceeds from advances from officer and stockholder	44,900	61,805
Repayment of advances	(23,798)	––
Net cash used by financing activities	109,602	111,805
NET INCREASE (DECREASE) IN CASH	(16,319)	(3,614)
CASH – Beginning of period	27,314	11,393
CASH – End of period	$10,995	$7,779
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$––	$––
Income taxes	$––	$––
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for expenses	97,387	19,382
Common stock issued for payment of debt	115,068	––

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2008 included in the Company Form 10-KSB.

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

Disc Security Tag

Disc Security Tag, (DSTag), is an invention which utilizes proprietary Electronic Article Surveillance (EAS) tags embedded or adhered to a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. With this product, manufacturers are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers) that are desperate to reduce or stop the enormous losses attributed to employee

EnXnet, Inc.

SUMMARY OF ACCOUNTING POLICIES

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

The following table details the Company's equipment:

	September 30, 2008	March 31, 2008
Furniture and Equipment	$80,676	$80,676
Accumulated depreciation	(61,746)	(58,615)
Equipment, net	$18,930	$22,061

Depreciation expenses for the six months ended September 30, 2008 and 2007 were $3,131 and $3,162, respectively.

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

Compensated Absences

Employees of the Company do not earn annual leave or sick leave. There are no compensated absences accrued liability on September 30, 2008 and March 31, 2008.

Research and Development Costs

Research and development costs are charged to expense as incurred.

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the six months ended September 30, 2008 and 2007 was $20,126 and $20,163 and at September 30, 2008 and March 31, 2008 accumulated amortization was $307,395 and $287,269.

NOTE 4 – INCOME TAXES

At September 30, 2008 and March 31, 2008, the Company had net deferred tax assets of approximately $1,812,000 and $1,678,000 principally arising from net operating loss carry forward for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30,

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

2008 and March 31, 2008. At September 30, 2008, the Company has net operating loss carry forwards totaling approximately $5,329,000 which will begin to expire in the year 2015.

NOTE 5 – NOTES PAYABLE

Notes payable-related party consists of the following:

	September 30, 2008	March 31, 2008
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	482,853	528,603
Total notes payable-related party	$592,853	638,603
Notes payable consist of the following:
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$––	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$175,000	$244,318

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

On July 30, 2008, Ryan Corley, President of the Company assigned $45,750 of a 6% convertible note payable to two stockholders’ in the amounts of $15,750 and 30,000. These notes were subsequently converted into common stock of the Company in separate transactions.

On August 21, 2008, a stockholder, the holder of a note payable due from the Company in the amount of $15,750 tendered the note payable and accrued interest to be converted into common stock in accordance with the terms of the note payable. The Company issued 105,966 shares of its common stock to pay the accrued interest of $145 and principal amount of $15,750. The note was convertible into common stock at a conversion rate of $.15 per share.

On September 5, 2008, a stockholder, the holder of a note payable due from the Company in the amount of $30,000 tendered the note payable and accrued interest to be converted into common stock in accordance with the terms of the note payable. The Company issued 201,380 shares of its common stock to pay the accrued interest of $207 and principal amount of $30,000. The note was convertible into common stock at a conversion rate of $.15 per share.

NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

At September 30, 2008 and March 31, 2008, advances from two stockholder were $51,000 and $31,000, respectively.

During the six months ended September 30, 2008, the CEO made additional unsecured advances totaling $16,900. During the six months ended September 30, 2008 the Company made payments on these advances of $20,797. At September 30, 2008 and March 31, 2008, advances from the CEO were $45,981 and $49,879, respectively.

An entity controlled by the CEO has made unsecured advances totaling $38,000. At March 31, 2008 these advances totaled $28,500. During the six months ended September 30, 2008, the Company charged the entity $3,000 for office space use and reduced these advances by that amount. At September 30, 2008, advances from the entity controlled by the CEO were $33,500.

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 212,000 and 517,000 shares of restricted common stock in exchange for cash in the amount of $88,500 and $194,000 during the six months ended September 30, 2008 and the year ended March 31, 2008.

The Company issued 311,110 and 236,010 shares of restricted common stock in exchange for services in the amount of $97,387 and $95,615 during the six months ended September 30, 2008 and the year ended March 31, 2008.

The Company issued 851,128 shares of restricted common stock in exchange for debt and accrued interest in the amount of $127,669 during the six months ended September 30, 2008.

The Company cancelled 105,000 shares of restricted common stock in settlement of a dispute between the Company and a consultant. The Company had originally issued the restricted common stock in August 2005 for services to be rendered.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the six months ended September 30, 2008 and 2007, the Company granted 45,000 options and -0- options. During the six month ended September 30, 2008, the Company re-priced 135,000 options issued to two employees and a non-employee director.

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the six months ended September 30, 2008 and 2007, the Company did not grant any options to consultants.

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

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $555,402. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the six months ended September 30, 2008 and 2007 is $102,581 and $138,602 and has been expensed pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

EnXnet, Inc.

NOTES TO FINANCIAL STATEMENTS

A summary of the status of the Company's stock options as of September 30, 2008 and March 31, 2008 is presented below:

	September 30,	March 31,
	2008	2008
Options outstanding at beginning of year	2,310,800	2,560,800
Options granted	45,000	100,000
Options exercised	––	––
Options canceled	––	(350,000)
Options outstanding at end of year	2,355,800	2,310,800

The following table summarizes the information about the stock options as of September 30, 2008:

Range of Exercise Price	Number Outstanding at September 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at September 30	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	1.98	$ .40	605,800	$ .40
.50	795,000	2.14	.50	795,000.50
.50 - .90	45,000	2.14	.77	45,000.77
.55 - .66	330,000	2.66	.62	330,000.62
.43	200,000	2.75	.43	200,000.43
.38	135,000	2.76	.38	135,000.38
.51 - .80	200,000	2.81	.66	100,000.80
.45	45,000	2.81	.45	––	––
$ .10 – .90	2,355,800	2.33	$ .50	2,210,800	$ .50

The following table summarizes the information about the stock options as of March 31, 2008:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	2.48	$ .40	605,800	$ .40
.50	795,000	2.64	.50	795,000.50
.50 - .90	45,000	2.64	.77	45,000.77
.55 - .66	330,000	3.17	.62	330,000.62
.43	200,000	3.25	.43	200,000.43
1.31 - 1.55	135,000	3.31	1.52	135,000	1.52
.80	100,000	3.31	.80	50,000	––
.51	100,000	3.31	1.00	––	––
$ .10 – 1.55	2,310,800	2.82	$ .56	2,160,800	$ .55

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

The Company currently can satisfy its current cash requirements for approximately 15-30 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select prospective individuals and from additional borrowings. Additionally, holders of outstanding stock options have been exercising those options which have provided additional working capital for the Company. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow from sales to sustain its operations.

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

Results of Operations – Three months ended September 30, 2008 and 2007.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the three months ended September 30, 2008 and 2007, the Company had revenues of $6,728 and $3,991 and the Company incurred operating expenses of $126,213 and $166,146 in the same period. The decrease in operating expenses of $39,933 (24%) is attributed to a decrease in consulting fees of $18,140 for the six months ended September 30, 2008 when compared to the three month period ended September 30, 2007. Payroll expenses decreased by $6,311 for the three months ended September 30, 2008 when compared to the three month period ended September 30, 2007. In the three months ended September 30, 2008 and 2007, we recognized a bad debt in the amount of $-0- and $10,295. Other classifications of expenses did not fluctuate substantially for the three month period ended September 30, 2008 to September 30, 2007. In the three months ended September 30, 2008 and 2007, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $19,624 and $69,301, respectively. During the three months ended June 30, 2008 and 2007 we incurred net losses of $131,579 and $177,401 or $(0.004) and $(0.006) per share.

Results of Operations – Six months ended September 30, 2008 and 2007.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the six months ended September 30, 2008 and 2007, the Company had revenues of $10,718 and $9,521. The Company incurred operating expenses of $375,688 and $357,193. The increase in operating expenses of $18,495 (5%) is attributed to an increase in professional fees of $35,040 for the six months ended September 30, 2008 when compared to the six month period ended September 30, 2007. Professional services increased for the six months ended September 30, 2008 because of increased activity associated with our patent filings which protect our proprietary products. Payroll expenses increased by $27,367 for the six months ended September30, 2008 when compared to the six months ended September 30, 2007. In the six months ended September 30, 2008, payroll expenses included a charge of $26,000 for Black-Scholes valuation of 135,000 options that were re-priced by the Board of Directors. Consulting fees decrease by $23,585 for the six months ended September30, 2008 when compared to the six months ended September 30, 2007. Other classifications of expenses did not fluctuate substantially from September 30, 2008 to September 30, 2007. In the six months ended September 30, 2008 and 2007, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $102,581 and $138,602, respectively. During the six months ended September 30, 2008 and 2007 we incurred net losses of $391,041 and $377,995 or $(0.013) and $(0.013) per share.

Liquidity and Capital Resources.

From inception through September 30, 2008, the Company has issued 32,044,964 shares of its Common Stock to officers, directors and outside shareholders. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acoustic-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $10,995 in cash as of September 30, 2008.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2008. At September 30, 2008 and March 31, 2008 the working capital deficit was $1,255,422 and $1,303,775, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,109,456 and $1,193,890, respectively. The adjusted working capital deficit without these related party liabilities for September 30, 2008 and March 31, 2008 is $145,966 and $109,885, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2008 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

EnXnet, Inc.

Dated: November 13, 2008	By:	/s/ RYAN CORLEY
Ryan Corley President, Chief Executive Officer (Principal Executive Officer)

20