Form 10-Q
period 2008-12-31
ENXNET INC
filed 2009-02-17
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

OR

❒           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

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

As of February 10, 2009, there were outstanding 33,316,924 shares of the registrant’s common stock, $.0005 par value.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ENXNET, INC
BALANCE SHEETS

	December 31, 2008	March 31, 2008
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$34,497	$27,314
Accounts receivable	13,300	1,330
Prepaid expenses	729	22,749
TOTAL CURRENT ASSETS	48,526	51,393
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(63,310)	(58,615)
TOTAL FIXED ASSETS	17,366	22,061
OTHER ASSETS
Licenses, net	50,317	80,506
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	51,454	81,643
TOTAL ASSETS	$117,346	$155,097
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$475,564	$362,868
Advances from officer - related party	48,887	78,379
Advances from stockholder	31,000	31,000
Notes payable	175,000	244,318
Notes payable - related party	670,558	638,603
TOTAL CURRENT LIABILITIES	1,401,009	1,355,168
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
32,501,924 and 30,670,226 shares issued and outstanding	1,625	1,534
Additional paid-in capital	4,328,708	3,836,148
Accumulated deficit	(5,513,996)	(4,937,753)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,283,663)	(1,200,071)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$117,346	$155,097

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine months Ended
	December 31			December 31,
	2008	2007		2008	2007
REVENUES	$3,990		$3,991	$14,708	$13,511
COST OF SALES	1,325		1,325	5,102	3,975
Gross Profit	2,665		2,666	9,606	9,536
EXPENSES
Consulting fees	30,615		50,095	106,330	149,395
Depreciation & amortization	10,303		10,319	30,909	30,957
Bad debts	-		-	-	10,295
Payroll	63,995		67,988	219,025	195,649
Professional services	51,761		12,874	153,910	79,983
Occupancy	14,998		6,094	26,962	19,350
Office	2,255		2,066	8,231	12,362
Travel	289		2,148	4,172	9,814
Other	25		45	390	1,015
Total Expenses	174,242		151,630	549,930	508,820
LOSS FROM OPERATIONS	(171,577)		(148,964)	(540,324)	(499,284)
OTHER INCOME (EXPENSE)
Interest expense	(13,627)		(14,101)	(35,927)	(41,782)
Interest income	2		5	8	13
Total Other Income (Expense)	(13,625)		(14,096)	(35,919)	(41,769)
NET LOSS	(185,202)		(163,060)	(576,243)	(541,055)
OTHER COMPREHENSIVE INCOME (LOSS)
Net unrealizable gain (loss) on:
Investments	-		-	-	-
COMPREHENSIVE LOSS	$(185,202)	$	(163,060)	$(576,243)	$(541,055)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.006)		$(0.005)	$(0.018)	$(.018)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	31,584,436		30,075,440	31,584,436	30,075,440

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity (Deficit)
Balance, March 31, 2007	30,022,216	$1,501	$3,263,342	$(4,170,864)	$(100,000)	$(1,006,021)
Common stock issued for:
Cash	517,000	26	193,974	-	-	194,000
Expenses	236,010	12	95,603	-	-	95,615
Common stock cancelled	(105,000)	(5)	5	-	-	-
Stock options issued	-	-	283,224	-	-	283,224
	-	-	-		-	-
Net loss for the year ended March 31, 2008	-	-	-	(766,889)	-	(766,889)
Balance, March 31, 2007	30,670,226	1,534	3,836,148	(4,937,753)	(100,000)	(1,200,071)
Common stock issued for:
Cash	612,500	30	138,470	-	-	138,500
Expenses	368,070	19	101,925	-	-	101,944
Note payable conversion	851,128	42	127,627	-	-	127,669
Stock options issued	-	-	124,538	-	-	124,538
	-	-	-	-	-	-
Net loss for the nine months ended December 31, 2008	-	-	-	(576,243)	-	(576,243)
Balance, December 31, 2008	32,501,924	$1,625	$4,328,708	$(5,513,996)	$(100,000)	$(1,283,663)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(576,243)	$(377,995)
Depreciation and amortization	34,884	23,288
Common stock issued for expenses	101,944	19,382
Stock options issued	124,538	138,602
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(11,970)	10,255
Decrease (increase) in prepaid expenses	22,020	290
Increase (decrease) in accounts payable & accrued expenses	147,002	70,759
Net cash provided (used) by operating activities	(157,825)	(115,419)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	-	-
Proceeds from stock sales	138,500	50,000
Proceeds from advances from officer and stockholder	53,680	61,805
Repayment of advances	(27,172)	-
Net cash used by financing activities	168,008	111,805
NET INCREASE (DECREASE) IN CASH	7,183	(3,614)
CASH – Beginning of period	27,314	11,393
CASH – End of period	$34,497	$7,779
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for expenses	101,944	19,382
Common stock issued for payment of debt	115,068	-

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Items 303 and 310(b) of Regulation S-B.

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2008 included in the Company Form 10-K.

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

ENXNET, INC
SUMMARY OF ACCOUNTING POLICIES
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

ENXNET, INC
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

The following table details the Company's equipment:

	December 31, 2008	March 31, 2008
Furniture and Equipment	$80,676	$80,676
Accumulated depreciation	(63,310)	(58,615)
Equipment, net	$17,366	$22,061

Depreciation expenses for the nine months ended December 31, 2008 and 2007 were $4,695 and $4,743, respectively.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2008 and March 31, 2008.

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

The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology. Amortization expense for the nine months ended December 31, 2008 and 2007 was $30,189 and $30,189 and at December 31, 2008 and March 31, 2008 accumulated amortization was $317,458 and $287,269.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

At December 31, 2008 and March 31, 2008, the Company had net deferred tax assets of approximately $1,875,000 and $1,678,000 principally arising from net operating loss carry forward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2008 and March 31, 2008. At December 31, 2008, the Company has net operating loss carry forwards totaling approximately $5,514,000 which will begin to expire in the year 2015.

NOTE 5 – NOTES PAYABLE

Notes payable-related party consists of the following:

	December 31, 2008	March 31, 2008
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,524,020 common shares	482,853	528,603
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,313 common shares	21,705	-
3% convertible note payable to San Juan Minerals LLC, an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 700,000 common shares	56,000	-
Total notes payable-related party	$670,558	$638,603
Notes payable consist of the following:
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$-	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$175,000	$244,318

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

On July 30, 2008, Ryan Corley, President of the Company assigned $45,750 of a 6% convertible note payable to two stockholders’ in the amounts of $15,750 and $30,000. These notes were subsequently converted into common stock of the Company in separate transactions.

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

On December 09, 2008, San Juan Minerals, LLC, an entity controlled by Ryan Corley, President of the Company accepted a 3% convertible note payable, due on demand, convertible into a maximum of 700,000 common shares in payment of advances made to the Company of $56,000.

On December 18, 2008, Ryan Corley, President of the Company accepted a 3% convertible note payable, due on demand, convertible into a maximum of  271,313 common shares in exchange for $21,705 in expenses and accrued but unpaid salary due him.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

At December 31, 2008 and March 31, 2008, advances from one stockholder were $31,000 and $31,000, respectively.

At December 31, 2008 and March 31, 2008, advances from the CEO were $48,887 and $49,879, respectively.
During the nine months ended December 31, 2008, the CEO made additional unsecured advances totaling $21,181. During the nine months ended December 31, 2008 the Company made payments on these advances of $22,672.

At December 31, 2008 and March 31, 2008, advances from San Juan Minerals, LLC, an entity controlled by the CEO were $500 and $28,500. During the nine months ended December 31, 2008, the entity made additional unsecured advances totaling $32,500. During the nine months ended December 31, 2008, the Company charged the entity $4,500 for office space use and reduced these advances by that amount.  On December 09, 2008, the entity  accepted a 3% convertible note payable, due on demand, convertible into a maximum of 700,000 common shares in payment of advances made to the Company of $56,000.

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 612,000 and 517,000 shares of restricted common stock in exchange for cash in the amount of $138,500 and $194,000 during the nine months ended December 31, 2008 and the year ended March 31, 2008.

The Company issued 368,070 and 236,010 shares of restricted common stock in exchange for services in the amount of $101,944 and $95,615 during the nine months ended December 31, 2008 and the year ended March 31, 2008.

The Company issued 851,128 shares of restricted common stock in exchange for debt and accrued interest in the amount of $127,669 during the nine months ended December 31, 2008.

The Company cancelled 105,000 shares of restricted common stock in settlement of a dispute between the Company and a consultant. The Company had originally issued the restricted common stock in August 2005 for services to be rendered.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2008 and 2007, the Company granted 45,000 options and -0- options. During the nine months ended December 31, 2008, the Company re-priced 135,000 options issued to two employees and a non-employee director.

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the nine months ended December 31, 2008 and 2007, the Company did not grant any options to consultants.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

Options granted after December 15, 2005 were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $555,402. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the nine months ended December 31, 2008 and 2007 is $127,627 and $207,903 and has been expensed pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

A summary of the status of the Company's stock options as of December 31, 2008 and March 31, 2008 is presented below:

	December 31,	March 31,
	2008	2008
Options outstanding at beginning of year	2,310,800	2,560,800
Options granted	45,000	100,000
Options exercised	-	-
Options canceled	(50,000)	(350,000)
Options outstanding at end of year	2,305,800	2,310,800

The following table summarizes the information about the stock options as of December 31, 2008:

Range of Exercise Price	Number Outstanding at June 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at December 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	1.90	$.39	555,800	$.39
.50	795,000	1.89	.50	795,000	.50
.50 - .90	45,000	1.89	.77	45,000	.77
.55 - .66	330,000	2.41	.62	330,000	.62
.43	200,000	2.50	.43	200,000	.43
.38	135,000	2.51	.38	135,000	.38
.51 - .80	200,000	2.56	.66	200,000	.66
.45	45,000	2.56	.45	-	-
$.10 – .90	2,305,800	2.13	$.50	2,260,800	$.50

The following table summarizes the information about the stock options as of March 31, 2008:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	2.48	$.40	605,800	$.40
.50	795,000	2.64	.50	795,000	.50
.50 - .90	45,000	2.64	.77	45,000	.77
.55 - .66	330,000	3.17	.62	330,000	.62
.43	200,000	3.25	.43	200,000	.43
1.31 - 1.55	135,000	3.31	1.52	135,000	1.52
.80	100,000	3.31	.80	50,000	-
.51	100,000	3.31	1.00	-	-
$.10 – 1.55	2,310,800	2.82	$.56	2,160,800	$.55

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

NOTE 10 – SUBSEQUENT EVENT

In February 2009, the Company entered into an agreement with Integrated Capital Partners to act as the Company’s investor relations firm. The Company will issue 500,000 restricted common shares and options to purchase up to 500,000 shares of common stock at a price of $0.25 per share for a period of six months years.

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

The Company currently has four full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing and manufacturing affiliates Duplium for our DVDplus product and with Duplium, One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations – Three months ended December 31, 2008 and 2007.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the three months ended December 31, 2008 and 2007, the Company had revenues of $3,990 and $3,991.

The Company incurred operating expenses of $174,242 and $151,630 for the three months ended December 31, 2008 and 2007.

The increase in operating expenses of $22,612 (13%) is attributed to a decrease in consulting fees of $19,480 for the three months ended December 31, 2008 when compared to the three month period ended December 31, 2007.

Payroll expenses decreased by $3,993 for the three months ended December 31, 2008 when compared to the three month period ended December 31, 2007.

Professional services increased by $38,887 for the three months ended December 31, 2008 when compared to the three month period ended December 31, 2007.  The increase is attributable to legal fees associated with patent applications.

Occupancy expense increased $8,904 for the three months ended December 31, 2008 when compared to the three month period ended December 31, 2007.  The increase was attributed to repairs made on our equipment.

Other classifications of expenses did not fluctuate substantially for the three month period ended December 31, 2008 to December 31, 2007.

In the three months ended December 31, 2008 and 2007, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $17,117 and $26,801, respectively.

During the three months ended December 31, 2008 and 2007 we incurred net losses of $185,202 and $163,060 or $(0.006) and $(0.005) per share.

Results of Operations – Nine months ended December 31, 2008 and 2007.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the nine months ended December 31, 2008 and 2007, the Company had revenues of $14,708 and $13,511.

The Company incurred operating expenses of $549,930 and $508,820. The increase in operating expenses of $41,110 (8%) is attributed to an increase in payroll expense of $23,376 an increase in professional services of $73,927 and a decrease in consulting fees of $43,065 and a decrease in bad debt expense of $10,295 for the nine months ended December 31, 2008 when compared to the nine month period ended December 31, 2007.

Payroll expenses increased by $23,367 for the nine months ended December 31, 2008 when compared to the nine months ended December 31, 2007. In the nine months ended December 31, 2008, payroll expenses included a charge of $26,000 for Black-Scholes valuation of 135,000 options that were re-priced by the Board of Directors.

Professional services increased by $73,927 for the nine months ended December 31, 2008 because of increased activity associated with our patent filings which protect our proprietary products.

Consulting fees decrease by $43,065 for the nine months ended December 31, 2008 when compared to the nine months ended December 31, 2007.

During the nine month ended December 31, 2007, we had a charge to bad debt expense of $10,295.

Other categories of expenses increased or decreased less than $10,000 for the nine months ended December 31, 2008 when compared to the nine month period ended December 31, 2007.

In the nine months ended December 31, 2008 and 2007, we recorded expenses related to the issuance of stock options to employees, Board members and consultants of $127,627 and $207,903, respectively.

During the nine months ended December 31, 2008 and 2007 we incurred net losses of $576,243 and $541,055 or $(0.018) and $(0.018) per share.

Liquidity and Capital Resources.

From inception through December 31, 2008, the Company has issued 32,401,924 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, "acoustic-magnetic" EAS tags, ARFIDTag and HyTag. The Company has $34,497 in cash as of December 31, 2008.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2008. At December 31, 2008 and March 31, 2008 the working capital deficit was $1,352,483 and $1,303,775, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,134,356 and $1,193,890, respectively. The adjusted working capital deficit without these related party liabilities for December 31, 2008 and March 31, 2008 is $218,127 and $109,885, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2008 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

EnXnet

Dated: February 17, 2009	By:	/s/ Ryan Corley
Ryan Corley, President. Chief Executive Officer
(Principal Executive Officer)

Exhibit     Description
31.1                Rule 15d-14(a) Certification of CEO
31.2                Rule 15d-14(a) Certification of CFO
32.1                Rule 1350 Certification of CEO