Form 10-K
period 2009-03-31
ENXNET INC
filed 2009-06-29
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————

FORM 10K

———————

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ENXNET, INC.
(Exact name of registrant as specified in its charter)

———————

Oklahoma	000-30675	73-1561191
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

11333 E. Pine Street, Suite 92 - Tulsa, OK 74116
(Address of principal executive offices & zip code)

(918) 592 – 0015
Registrant's telephone number, including area code:
———————
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), by reference to the price at which the voting stock was last sold, or the average bid and asked price of such voting stock, was $7,350,757.

On June 23, 2009, the registrant had 32,694,809 shares of common outstanding.

Documents incorporated by reference:    None.

ENXNET, INC.
FORM 10K

INDEX

PART I
FORWARD LOOKING STATEMENTS
This Report on Form 10K (including the Exhibits hereto) contains certain "forward-looking statements" within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "should," "would," "could," and "may." In addition, we may from time to time make such written or oral "forward-looking statements" in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “Commission" or "SEC"), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry's actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under "Risk Factors" and elsewhere in this Report on Form 10K.

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

Products and Services

ThinDisc
The ThinDisc has many applications, a primary and high-volume use is stored value cards combining magnetic stripe and bar code data with optical media, in Compact Disc (CD), Digital Video Disc (DVD) format, or any other optical disc readable products. This includes the optical disc readability and allows issuers to promote their products with both audio and video messages while providing their customers with added value and convenience when using a stored value card. Stored value cards include, but are not limited to, debit, event tickets, gift, health services, incentive, loyalty, merchandise, payroll, prepaid phone, promotion, room key, or other monetary transaction cards. Stored value cards are one of the most dynamic and fastest growing products in the financial industry. Anyone who makes purchases with a merchant gift card, places phone calls with a prepaid telephone card, or buys goods or services with a prepaid debit card is using a stored value card. The Company has filed for a United States and an international patent covering the technology included in the Thin Disc.

DVDplus
The Company entered into a license on June 2, 2003 with DVDplus International, Inc. to manufacture and market DVDplus in the United States, Canada, and Mexico. DVDplus is a dual sided, hybrid optical disc media that uniquely combines two distinct content storage formats for distribution on a single disc, a DVD (digital versatile disc) on one side and a CD (compact disc) on the other. DVDplus allows content publishers to integrate their visual and audio assets into a single distribution. Utilizing the latest in manufacturing technology, the CD and DVD layers are bonded together to provide a multi-format hybrid disc, which is compatible with all CD, CD-ROM, DVD ROM formats, and is readable and capable of playback in conventional CD and DVD players and including players that are found in personal computers alike. DVDplus allows content publishers to integrate their visual and audio assets into a single distribution, such as releasing a DVD movie and its soundtrack together.

Disc Security Tag
Disc Security Tag, (DSTag), is an invention which utilizes proprietary Electronic Article Surveillance (EAS) tags embedded or adhered to a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. Manufacturers that use this product are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers). This will help reduce or stop the enormous losses attributed to employee and retail theft. Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers. On May 23, 2003, the Company filed a patent for DSTag and on May 21, 2004, the Company filed an international patent for DSTag.

EnXcase
EnXcase combines two distinct features for the DVDplus (OneDisc) two-sided (DVD-CD)optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXcase. The Company developed this unique case primarily for use with the DVDplus (OneDisc) two-sided disc format. The Company  filed for a United States patent on EnXcase on October 10, 2003 and was awarded the patent on June 19, 2006.

ClearVideo License
The Company acquired exclusive licensing rights in March 2000 from Iterated Systems, Inc., to compile, use, copy and modify ClearVideo Source Code and to create and manufacture products and services. As part of this acquisition Ryan Corley acquired the rights for using the ClearVideo Source Code for video/audio streaming over the internet of TV type programming and content. Additionally, the license agreement provides that the Company may sublicense any products and services that it creates using the technology under the licensing agreement. The license was acquired for a $250,000 note payable and the issuance of 297,500 shares of common stock, valued at $2,975.

The Company entered into an agreement with Ryan Corley, the President on January 2, 2002 and majority stockholder of the Company, whereby the Company acquired his license agreement for video/audio streaming over the internet of TV type programming and content using the ClearVideo Source Code. The Company issued 1,000,000 shares of restricted common stock valued at $100,000 for the license. The licenses are being amortized over 10 years which is the estimated useful life of the patent covering the technology.

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

Medical D-Tect-OR
We are partners with BAHF, LLC in a joint effort called Medical D-tect-OR™. Medical D-tect-OR™ has developed a Retained Foreign Object Detection System. This D-Tect-OR™ detection technology uses a hand held wand that is capable of detecting surgical instruments and surgical products such as gauze, laparoscopy sponges, and operating room towels that may have been left in the body during a surgical procedure.. Medical D-tect-OR has filed for patent protection.

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

The Company has filed for Patent covering rights for “Passive Resonant Reflector” primarily for Electronic Article Surveillance (EAS) tags. The Company believes that this Patent will afford protection under existing Patent laws against infringements. There is no assurance; however, that third parties will not attempt to infringe on the “Passive Resonant Reflector” EAS tags Patents.

The Company has received a Design Patent covering an Antenna for a Storage Disc. The Company believes that this Patent will afford protection under existing Patent law against infringement. There is no assurance, however, that third parties will not attempt to infringe on the Antenna for a Disc design Patents.

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

Company's Office
The Company's offices and technology center are located at 11333 E Pine St, Ste 92, Tulsa, Oklahoma 74116 and its telephone number is (918) 592-0015.

Employees
The Company has three full-time employees and four consultants.

ITEM 1A.	RISK FACTORS.

No Operating History and Limited Revenues.
The Company has no record of profitable operations and there is nothing at this time that assumes the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2009 and 2008, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficit.

Lack of Market Research.
The Company has conducted limited research and has not engaged other entities on its behalf to conduct market research and provide management with assurance that market demand exists for the business contemplated by the Company.

Securities are Subject to Penny Stock Rules.
The Company's shares are "penny stocks" consequently they are subject to Securities and Exchange Commission regulations which impose sales practice requirements upon brokers and dealers in order to make risk disclosures available to customers before effecting any transactions therein.

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

Need for Additional Key Personnel.
The Company employs three full-time employees. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

Reliance upon Directors and Officers.
The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and employees who will exercise control over the day-to-day affairs of the Company, and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable.The Company at present does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming.

Issuance of Additional Shares.
The Company has available as of June 23, 2009 approximately 167,305,191 shares of Common Stock or 83.65% of the 200,000,000 authorized shares of Common Stock of the Company still remained unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

Non-Arms' Length Transaction.
The number of shares of Common stock issued to present shareholders of the Company was arbitrarily priced and may not be considered the product of arms' length transactions.

Indemnification of Officers and Directors for Securities Liabilities.
The Articles of Incorporation of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions that are specified in the Oklahoma Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Company would have the power to indemnify such person against an insured liability. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

Limited Public Market for Securities.
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

No Dividends Anticipated.
The Company at the present time does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company's Common Stock should refrain from purchasing the Company's securities.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company owns personal property in the form of licenses and office equipment.

The Company currently leases its office and technology space in Tulsa, OK for $431 per month.

The Company's offices are currently adequate and suitable for its operations. The Company will relocate its offices as the need arises. However, The Company currently has not entered into any negotiations with anyone to relocate its offices.

ITEM 3.	LEGAL PROCEEDINGS.

We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders of the Company during the quarter ended March 31, 2009.

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

	High	Low
Period from January 1, 2009 to March 31, 2009	$0.30	$0.11
Period from October 1, 2008 to December 31, 2008	$0.40	$0.10
Period from July 1, 2008 to September 30, 2008	$0.60	$0.39
Period from April 1, 2008 to June 30, 2008	$0.75	$0.40
Period from January 1, 2008 to March 31, 2008	$0.80	$0.40
Period from October 1, 2007 to December 31, 2007	$0.82	$0.39
Period from July 1, 2007 to September 30, 2007	$0.88	$0.45
Period from April 1, 2007 to June 30, 2007	$0.92	$0.42

Holders
There were approximately 120 stockholders of record of the Common Stock as of June 23, 2009. This does not reflect those shares held beneficially or in "street" name.

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

Recent Sales of Unregistered Securities
None

ITEM 6.	SELECTED FINANCIAL DATA.

This item is not applicable because we are a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company currently has three full-time employees on the payroll. It is anticipated that the Company will not need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing affiliate Duplium for our DVDplus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employees and other outside consultants are used for the further development of our products.

Results of Operations.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008.

Revenues.
Our revenues from operations for the years ending March 31, 2009 and 2008 were $18,698 and $17,501. Gross profits from these revenues were $12,271 and $12,201, respectively. Revenues for the year ended March 31, 2009 and 2008 consist of lease revenue on our DVDplus mold and royalty income from the production of DVDplus products.

Operating Expenses.
The Company incurred operating expenses for the years ended March 31, 2009 and 2008 of $714,339 and $726,667. The decrease in operating expenses of $12,328 (2%) is attributed to a decrease in consulting expense of $121,266; an increase in depreciation and amortization expense of $40,191; a decrease in bad debts expenses of $9,295;  decease in travel expense of $6,685; a decrease in office expense of $2,404 and increases in professional services of $80,382 and occupancy expense of $6,415, other expenses increased by $272.

The consulting expenses for the year ended March 31, 2009 decreased $121,266 from the year ended March 31, 2008. The decrease in consulting expenses is due to a decrease in the valuation of the underlying common stock shares and common stock options issued for consulting services performed. The consulting expenses related to the issuance of common stock and options were $97,350 and $224,986 for the years ended March 31, 2009 and 2008, a decrease of $127,636.

The increase in depreciation and amortization expense of $40,191 relates to an additional amortization of the license for the year ended March 31, 2009 of $40,253. We determined that the license had minimal value to us as of March 31, 2009.

Professional services expenses for the year ended March 31, 2009 increased $80,382 from the year ended March 31, 2008. The increase in professional services relates to an increase of $73,887 in legal fees associated with our patent filings and an increase of $6,495 in our professional auditing fees related to our public filings with the Securities and Exchange Commission.

We incurred net losses for the years ended March 31, 2009 and 2008 of $709,460 and $766,889 or $(0.022) and $(0.025) per share.

Liquidity and Capital Resources.
The Company from inception through June 23, 2009 has issued 32,694,809 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, and the patent for EnXcase and the pending patents for ThinDisc and Disc Security Tag. The Company has $10,630 in cash as of March 31, 2009.

The Company has a limited source of revenue from the lease of our DVDplus mold and royalties on DVDplus products and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2009 and 2008. The working capital deficit at March 31, 2009 and 2008 was $1,432,328 and $1,303,775, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,164,183 and $1,193,890, respectively. The adjusted working capital deficit without these related party liabilities for March 31, 2009 and 2008 is $268,145 and $109,885, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2009 and 2008 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

Subsequently after March 31, 2009, the Company received advances from the President in the amount of $6,000. An entity controlled by the President also advanced the company $21,000.

In May 2009, the Company received insurance proceeds of $8,768 from the destruction of stored inventory when a tornado destroyed a warehouse used to store the inventory.  The inventory had been charged to expense in prior years.

Contractual Obligations.
The Company at the present time has no material commitments for capital expenditures. If capital expenditures are required after operations commence, the Company will pay for the same through the sale of common stock; or through loans from third parties. There is no assurance, however, that such financing will be available and in the event such financing is not available, the Company may have to cease operations.

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets as of March 31, 2009 and 2008 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Our management team as of March 31, 2009 conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of March 31, 2009, the Company's internal control over financial reporting is effective.

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

Directors and Executive Officers
Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person's business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	65	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	50	Chief Financial Officer, Treasurer
Richard W Martel, Jr.	51	Director
Linda Howard	62	Secretary

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

Stephen Hoelscher - Chief Financial Officer and Treasurer
Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 29 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. In January 2006, Mr. Hoelscher became a director, secretary and CFO of Anpath Group, Inc, a North Carolina based small publicly traded company. Mr. Hoelscher will continue his work with EnXnet, Mastodon and Anpath and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher was also the Controller for Aperian, Inc. an Austin, Texas based publicly traded company from 1997 to 2000. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Richard W. Martel Jr. - Member of the Board of Directors
Mr. Martel was elected to the Board of Directors and began serving on October 1, 2006. Since November 1999, Mr. Martel has been the co-founder and President of Gem Depot, Inc which is an ecommerce company that sells and distributes gemstones, gold and jewelry over the internet. Mr. Martel is also the co-founder and Vice-President of Detekt Corporation, a company that provides nondestructive infrared services to diagnose electrical and roofing problems for facilities. Detekt was founded in April 1986. Mr. Martel received his B.S. in Chemistry from Oklahoma State University in Stillwater, Oklahoma in 1981 and a MBA in Telecommunications Management from St. Edwards University in Austin, Texas in 1998.

Linda Howard – Corporate Secretary
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

Our employee directors will not receive any additional compensation for serving on our board of directors or any committee of our board of directors, and our non-employee directors will not receive any compensation from us for their roles as directors other than the stock and stock option grants.

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2009 and 2008.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley, President and Chief Executive Officer	2009	49,500	-0-	-0-	-0-	49,500
Ryan Corley, President and Chief Executive Officer	2008	48,000	-0-	-0-	-0-	48,000

(1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Employment Agreements
We do not have an employment agreement with our CEO Mr Corley.

Other Compensation
We may issue to our independent directors stock options and common stock as compensation as determined by the Board of directors.

Stock option Plan

2001 Stock Option Plan
We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “nonstatutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 2,380,800 stock options that are outstanding at March 31, 2009.

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

Grants may be made to our employees that includes officers and directors and to certain consultants and advisors.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	700,000	-0-	700,000	$0.52	2010
Richard Martel Jr.	35,000	30,000	65,000	$0.35	2010
Stephen Hoelscher	280,000	45,000	325,000	$0.42	2010
Linda Howard	210,000	45,000	255,000	$0.42	2010

Compensation of Directors
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	-	-	-	-	-	-	-
Richard Martel Jr.	-	-	4,992	-	-	-	4,992

Securities Authorized for Issuance under Equity Compensation Plans
The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2009:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,380,800	$0.46	365,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	2,380,800	$0.46	365,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2009 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	13,329,969	39.92%
Steve Hoelscher (4)	364,090	1.10%
Richard W Martel, Jr. (5)	50,000	*
Linda Howard (6)	260,000	*
All directors and named executive officers as a group (4 persons)	14,004,059	41.28%

Other 5% or Greater Beneficial Owners	-0-	N/A
* Less than 1%.
(1)           Beneficial ownership is calculated based on 32,694,809 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.
(2)           The address for the directors and named executive officers is c/o Enxnet, Inc 11333 E Pine St, Suite 92 Tulsa, OK 74116.
(3)           Includes 700,000 shares of common stock issuable upon the exercise of options at an average price of $.52 per share.
(4)           Includes 285,000 shares of common stock issuable upon the exercise of options at an average price of $.45 per share.
(5)           Includes 35,000 shares of common stock issuable upon the exercise of options at an average price of $.39 per share.
(6)           Includes 210,000 shares of common stock issuable upon the exercise of options at an average price of $.45 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the year ended March 31, 2009 and 2008, the CEO made additional unsecured advances totaling $27,780 and $87,000. During the year ended March 31, 2009 and 2008 the Company made payments on these advances of $41,672 and $41,116. At March 31, 2009 and 2008, advances from the CEO were $35,987 and $49,879, respectively. convertible

An entity controlled by the CEO made unsecured advances totaling $64,000 and $30,000 during the year ended March 31, 2009 and 2008. During the year ended March 31, 2009 and 2008 the Company charged this entity $6,000 and $1,500 for office space use and reduced these advances by that amount. The entity converted $81,000 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2009. At March 31, 2009 and 2008, advances from the entity controlled by the CEO were $5,500 and $28,500.

The Company has notes payable to the CEO in the aggregate amount of $614,558 and $638,603 as of March 31, 2009 and 2008. Accrued interest owed on these notes at March 31, 2009 and 2008 is $182,202 and $143,337. These notes and accrued interest are convertible into 6,022,399 and 5,766,583 shares of Rule 144 restricted common stock of the company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
Our board of directors appointed Pattillo, Brown & Hill, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2009 and 2008. The aggregate fees billed by Pattillo, Brown and Hill, L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10K for the fiscal years ended March 31, 2009 and March 31, 2008 were $26,836 and $20,735, respectively.

Audit Related Fees
For the Company's fiscal year ended March 31, 2009 and 2008, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees
For the Company's fiscal year ended March 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2009 and 2008.

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

June 29, 2009	Enxnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 29, 2009	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 29, 2009	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 29, 2009	/s/ Richard W. Martel
Richard W. Martel, Director

Pattillo, Brown and Hill, L.L.P.
Certified Public Accountants

Board of Directors and Stockholders
EnXnet, Inc.

INDEPENDENT AUDITORS REPORT

We have audited the accompanying balance sheets of EnXnet, Inc. (the Company), as of March 31, 2009 and 2008, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pattillo, Brown and Hill, L.L.P.

Waco, Texas
June 26, 2009

ENXNET, INC
BALANCE SHEET
	March 31,
	2009	2008
ASSETS	(Audited)

CURRENT ASSETS
Cash	$10,630	$27,314
Accounts receivable	17,290	1,330
Prepaid expenses	16,306	22,749
TOTAL CURRENT ASSETS	44,226	51,393
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(64,876)	(58,615)
TOTAL FIXED ASSETS	15,800	22,061
OTHER ASSETS
Licenses, net		80,506
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	81,643
TOTAL ASSETS	$61,163	$155,097
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$533,509	$362,868
Advances from officer - related party	41,487	78,379
Advances from stockholder	31,000	31,000
Notes payable	175,000	244,318
Notes payable - related party	695,558	638,603
TOTAL CURRENT LIABILITIES	1,476,554	1,355,168
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 32,694,809 and 30,670,226 shares issued and outstanding	1,635	1,534
Additional paid-in capital	4,370,440	3,836,148
Accumulated deficit	(7,466)	(4,937,753)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,415,391)	(1,200,071)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$61,163	$155,097

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2009	2008

REVENUES	$18,698	$17,501
COST OF SALES	6,427	5,300
Gross Profit	12,271	12,201
EXPENSES
Consulting fees	106,690	227,956
Depreciation & amortization	1,467	41,276
Bad debts	-	9,295
Payroll	272,799	271,980
Professional services	205,868	125,486
Occupancy	31,157	24,742
Office	11,128	13,532
Travel	4,460	11,145
Other	770	1,255
Total Expenses	714,339	726,667
LOSS FROM OPERATIONS	(702,068)	(714,466)
OTHER INCOME (EXPENSE)
Interest expense	(47,654)	(52,440)
Loss on sale of marketable securities	-	-
Bad debt recovery	-	-
Other income	9	17
Total Other Income (Expense)	(47,645)	(52,423)
COMPREHENSIVE LOSS	$(49,713)	$(766,889)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.024)	$(0.025)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	31,848,474	30,227,193

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity (Deficit)

Balance, March 31, 2007	30,022,216	$1,501	3,263,342	$(4,170,864)	$(100,000)	$(1,006,021)
Common stock issued for:
Cash	517,000	26	193,974	-	-	194,000
Services	236,010	12	95,603	-	-	95,615
Common stock cancelled	(105,000)	(5)	5	-	-	-
Stock options issued	-	-	283,224	-	-	283,224
Net loss for the year ended March 31, 2008	-	-	-	(766,889)	-	(766,889)
Balance, March 31, 2008	30,670,226	1,534	3,836,148	(4,937,753)	(100,000)	(1,200,071)
Common stock issued for:
Cash	722,500	36	149,464	-	-	149,500
Services	450,955	23	108,410	-	-	108,433
Note payable conversion	851,128	42	127,627	-	-	127,669
Stock options issued	-	-	148,791	-	-	148,791
Net loss for the year ended March 31, 2009	-	-	-	(49,713)	-	(49,713)
Balance, March 31, 2009	32,694,809	$1,635	$4,370,440	$(7,466)	$(100,000)	$(1,415,391)

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,713)	$(766,889)
Depreciation and amortization	6,767	46,576
Common stock issued for services	108,433	95,615
Stock options issued	148,791	283,224
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(15,960)	13,544
Decrease (increase) in prepaid expenses	6,443	(20,914)
Increase (decrease) in accounts payable & accrued expenses	204,947	96,391
Net cash provided (used) by operating activities	(210,292)	(252,453)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	149,500	194,000
Proceeds from note payable	-	-
Proceeds from advances from officer and stockholder	85,780	117,000
Repayment of advances	(41,672)	(42,626)
Net cash provided (used) by financing activities	193,608	268,374
NET INCREASE (DECREASE) IN CASH	(16,684)	15,921
CASH - Beginning of period	27,314	11,393
CASH - End of period	$10,630	$27,314
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$108,433	$95,615
Common stock issued for payment of debt	$127,669	$-
Issuance of stock options for services	$148,791	$288,224

The accompanying notes are an integral part of these financial statements.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2009 AND 2008

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

The following table details the Company's equipment:

	March 31,
	2009	2008
Equipment	$74,516	$74,516
Furniture & fixtures	6,160	6,160
Accumulated depreciation	(64,876)	(58,615)
Equipment, net	$15,800	$22,061

Depreciation expenses included in operating expenses for the years ended March 31, 2009 and 2008 were $961 and $1,024, respectively. Depreciation expense included in cost of goods sold for the years ended March 31, 2009 and 2008 were $5,300 and $5,300.

Advertising
Advertising costs are expensed as incurred.

Licenses
The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", management of the Company reviews the carrying value of its intangible assets on a regular basis. Estimated undiscounted future cash flows from the intangible assets are compared with the current carrying value. Reductions to the carrying value are recorded to the extent the net book value of the property exceeds the estimate of future discounted cash flows. At March 31, 2009 the license had minimal value to the Company.

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

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2009 AND 2008

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

 Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets as of March 31, 2009 and 2008 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on March 31, 2009 and 2008.

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

New Accounting Pronouncements

SFAS 157
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. In February 2008, the FASB issued FSP 157-2, which delays the effective date of FAS 157 for all nonfinancial assets and liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until our fiscal year 2010. Effective April 1, 2008, the Company adopted SFAS No. 157. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

SFAS 162
In May 2008, the FASB issued Statements of Financial Standards No. 162 (“SFAS No. 162”), The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Company adopted SFAS No. 162 on its effective date, November 15, 2008, and it did not have a material impact on the preparation of its consolidated financial statements.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2009 AND 2008

SFAS 165
In May 2009, the FASB issued Statements of Financial Standards No. 165 (“SFAS No. 165”), Subsequent Events. SFAS No. 165 requires all public entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. SFAS No. 165 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

EITF 07-03
In September 2007, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 07-03, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities ("EITF Issue No. 07-03"). EITF Issue No. 07-03 addresses the diversity which exists with respect to the accounting for the nonrefundable portion of a payment made by a research and development entity for future research and development activities. Under EITF Issue No. 07-03 an entity would defer and capitalize nonrefundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. The Company's adoption of EITF Issue No. 07-03 as of April 1, 2008 did not have a material impact on its financial position or results of operations.

SFAS 157-3
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That is Not Active (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) the company's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 did not have a material effect on the Company's financial statements.

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

NOTE 3 – LICENSES

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

The licenses are being amortized over the estimated useful life of the patent covering the technology. Amortization expense for the years ended March 31, 2009 and 2008 was $80,505 and $37,647 and at March 31, 2009 and 2008 accumulated amortization was $367,775 and $287,269.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 4 – INCOME TAXES

At March 31, 2009 and 2008, the Company had net deferred tax assets of approximately $1,920,000 and $1,679,000 principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2009 and 2008. At March 31, 2009, the Company has net operating loss carry forwards totaling approximately $5,647,000 which will begin to expire in the year 2015.

NOTE 5 – NOTES PAYABLE

Notes payable-related party consists of the following:	March 31,
	2009	2008
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,219,018 common shares	482,853	528,603
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	-
3% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,012,500 common shares	81,000	-
Total notes payable-related party	$695,558	$638,603

Notes payable consist of the following:	March 31,
	2009	2008
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$-	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$175,000	$270,942

NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at March 31, 2009 and 2008 were $31,000 and $31,000, respectively.

The CEO, during the year ended March 31, 2009 and 2008, has made additional unsecured advances totaling $27,780 and $87,000. The Company has made payments during the year ended March 31, 2009 and 2008 making these advances of $41,672 and $41,116. At March 31, 2009 and 2008, advances from the CEO were $35,987 and $49,879, respectively.

An entity controlled by the CEO made unsecured advances totaling $64,000 and $30,000 during the year ended March 31, 2009 and 2008. During the year ended March 31, 2009 and 2008 the Company charged this entity $6,000 and $1,500 for office space use and reduced these advances by that amount. The entity converted $81,000 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2009. At March 31, 2009 and 2008, advances from the entity controlled by the CEO were $5,500 and $28,500.

The Company has notes payable to the CEO in the aggregate amount of $614,558 and $638,603 as of March 31, 2009 and 2008. Accrued interest owed on these notes at March 31, 2009 and 2008 is $182,202 and $143,337. The accrued interest is convertible into 1,432,069 and 1,142,565 shares of Rule 144 restricted common stock of the company.

The Company has notes payable to an entity controlled by the President in the aggregate amount of $81,000 and $-0- as of March 31, 2009 and 2008. Accrued interest owed on these notes at March 31, 2009 and 2008 is $629 and $-0-. The accrued interest is convertible into 7,863 and -0- shares of Rule 144 restricted common stock of the company.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 450,955 and 236,010 shares of Rule 144 restricted common stock during the years ended March 31, 2009 and 2008 for services in the amount of $108,433 and $95,603.

The Company issued 722,500 and 517,000 shares of Rule 144 restricted common stock during the years ended March 31, 2009 and 2008 in exchange for cash in the amount of $149,464 and 193,974.
The Company issued 851,128 shares of Rule 144 restricted common stock during the years ended March 31, 2009 in exchange for debt in the amount of $127,629.

The Company cancelled 105,000 shares of restricted common stock during the year ended March 31, 2008 in settlement of a dispute between the Company and a consultant. The Company had originally issued the Rule 144 restricted common stock in August 2005 for services to be rendered.

NOTE 8 – STOCK OPTIONS

The Company filed with the SEC Form S-8, for its 2002 Stock Option Plan on July 24, 2001, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the years ended March 31, 2009 and 2008, the Company granted 120,000 and 100,000 stock options to employees and members of the Board of Directors.

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the years ended March 31, 2009 and 2008, the Company granted 500,000 and -0- options to consultants to purchase common stock with exercise prices of $0.50 per share which was equal to or higher than the market price at the date of the grant. Compensation was required to be recorded for options granted to the consultants using the Black-Scholes option-pricing model for the years ended March 31, 2009 and 2008 in the amounts of $3,400 and $-0-.

The Company estimated the fair value of each stock option for employees at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	.78 to 091%
Risk-free interest rate	2.0 to .50%
Expected life	2.96 to 2.41 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

Stock options to non-employees have been accounted for at the fair value of the options at the grant date as determined using the Black-Scholes option-pricing model.

Option valuation models incorporate highly subjective assumptions. The existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options due to changes in the subjective assumptions can materially affect the fair value estimate,. The determination of fair value of all employee stock options granted after such time as the Company becomes a public entity will include an expected volatility factor and because, for pro forma disclosure purposes, the estimated fair value of the Company's employee stock options is treated as if amortized to expense over the options' vesting period, the effects of applying SFAS No 123 for pro forma disclosures are not necessarily indicative of future amounts.

Options granted were valued using the fair value method as prescribed by SFAS No 123(R), resulting in a total value associated with those options of $414,800. Pursuant to SFAS 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options for the year ended March 31, 2009 and 2008 is $148,791 and $283,224 and has been expensed in the year ended March 31, 2009 and 2008 pursuant to the application of SFAS 123(R), and credited to additional paid-in capital.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2009 AND 2008

A summary of the status of the Company's stock options as of March 31, 2009 and 2008 is presented below:

	March 31,
	2009	2008
Options outstanding at beginning of year	2,310,800	2,560,800
Options granted	620,000	100,000
Options exercised	-	-
Options canceled	(50,000)	(350,000)
Options outstanding at end of year	2,880,800	2,310,800

The following table summarizes the information about the stock options as of March 31, 2009:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	1.64	$.39	555,800	$.39
.50	795,000	1.64	.50	795,000	.50
.40 - .50	45,000	1.64	.43	45,000	.43
.40 - .66	330,000	2.17	.43	330,000	.43
.43	200,000	2.25	.43	200,000	.43
.38	135,000	2.26	.38	135,000	.38
.15 - 51	620,000	0.73	.27	500,000	.25
$.10 – .66	2,880,800	1.62	$.42	2,760,800	$.43

The following table summarizes the information about the stock options as of March 31, 2008:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	605,800	2.48	$.40	605,800	$.40
.50	795,000	2.64	.50	795,000	.50
.50 - .90	45,000	2.64	.77	45,000	.77
.55 - .66	330,000	3.17	.62	330,000	.62
.43	200,000	3.25	.43	200,000	.43
1.31-1.55	135,000	3.31	1.52	120,000	1.52
.80	100,000	3.31	.80	50,000	-
.51	100,000	3.31	1.00	-	-
$.10 – 1.55	2,310,800	2.82	$.56	2,160,800	$.55

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2009 AND 2008

NOTE 9 – EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2009 and 2008, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.

 NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

NOTE 11 - SUBSEQUENT EVENTS

Subsequently after March 31, 2009, the Company received advances from the President in the amount of $6,000. An entity controlled by the President also advanced the company $21,000.

In May 2009, the Company received insurance proceeds of $8,768 from the destruction of stored inventory when a tornado destroyed a warehouse used to store the inventory.  The inventory had been charged to expense in prior years.