Form 10-Q
period 2009-09-30
ENXNET INC
filed 2009-11-16
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of November 13, 2009, there were outstanding 33,714,929 shares of the registrant’s common stock, $.0005 par value.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ENXNET, INC
BALANCE SHEETS

	September 30, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$9,391	$10,630
Accounts receivable	27,564	17,290
Prepaid expenses	21,481	16,306
TOTAL CURRENT ASSETS	58,436	44,226
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(67,922)	(64,876)
TOTAL FIXED ASSETS	12,754	15,800
OTHER ASSETS
Licenses, net	-	-
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$72,327	$61,163
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$551,913	$533,509
Advances from officer - related party	93,380	41,487
Advances from stockholder	31,000	31,000
Notes payable	175,000	175,000
Notes payable - related party	695,558	695,558
TOTAL CURRENT LIABILITIES	1,546,851	1,476,554
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
33,566,542 and 32,694,226 shares issued and outstanding	1,678	1,635
Additional paid-in capital	4,529,999	4,370,440
Accumulated deficit	(5,906,201)	(5,687,466)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,474,524)	(1,415,391)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$72,327	$61,163

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2009		2008	2009	2008
REVENUES		$8,550	$6,728	$12,540	$10,718
COST OF SALES		5,825	2,452	7,150	3,777
Gross Profit		5,725	4,276	5,390	6,941
EXPENSES
Consulting fees		52,650	31,555	108,900	75,715
Depreciation & amortization		153	10,303	395	20,606
Advertising		-	-	2,350	-
Payroll		23,186	60,435	62,880	155,030
Professional services		5,687	13,349	20,077	102,149
Occupancy		4,538	5,927	8,686	11,964
Office		1,870	2,933	4,366	5,976
Travel		403	1,586	797	3,883
Other		25	125	450	365
Total Expenses		88,512	126,213	208,901	375,688
LOSS FROM OPERATIONS		(85,788)	(121,937)	(203,512)	(368,747)
OTHER INCOME (EXPENSE)
Interest expense		(12,061)	(9,645)	(23,991)	(22,300)
Other income		-	-	8,768	-
Interest income		-	3	-	6
Total Other Income (Expense)		(12,061)	(9,642)	(15,223)	(22,294)
COMPREHENSIVE LOSS	$	(97,849)	$(131,579)	$(218,735)	$(391,041)
BASIC AND DILUTED NET LOSS PER SHARE		$(0.003)	$(0.004)	$(0.007)	$(0.013)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		33,356,854	31,320,452	33,356,854	31,320,452

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity (Deficit)
Balance, March 31, 2008	30,670,226	$1,534	$3,836,148	$(4,937,753)	$(100,000)	$(1,200,071)
Common stock issued for:
Cash	722,500	36	149,464	-	-	149,500
Services	450,955	23	108,410	-	-	108,433
Note payable conversion	851,128	42	127,627	-	-	127,669
Stock options issued	-	-	1482791	-	-	148,791
Net loss for the year ended March 31, 2009	-	-	-	(749,713)	-	(749,713)
Balance, March 31, 2009	32,694,809	1,635	4,370,440	(5, 687,466)	(100,000)	(1,415,391)
Common stock issued for:
Services	738,400	37	50,970	-	-	51,007
Cash	133,333	6	15,994	-	-	16,000
Stock options issued	-	-	92,595	-	-	92,595
Net loss for the six months ended September 30, 2009	-	-	-	(218,735)	-	(218,735)
Balance, September 30, 2009	33,566,542	$1,678	$4,529,999	$(5,906,201)	$(100,000)	$(1,474,524)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(218,735)	$(391,041)
Depreciation and amortization	3,046	23,257
Common stock issued for expenses	51,007	97,387
Stock options issued	92,595	102,581
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(10,274)	(10,718)
Decrease (increase) in prepaid expenses	(5,175)	(9,733)
Increase (decrease) in accounts payable & accrued expenses	18,404	49,745
Net cash provided (used) by operating activities	(69,132)	(125,921)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercise	-	-
Proceeds from stock sales	16,000	88,500
Proceeds from advances from officer and stockholder	55,093	44,900
Repayment of advances	(3,200)	(23,798)
Net cash used by financing activities	67,893	109,602
NET INCREASE (DECREASE) IN CASH	1,239	(16,319)
CASH – Beginning of period	10,630	27,314
CASH – End of period	$9,391	$10,995
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for expenses	51,007	97,387
Common stock issued for payment of debt	-	115,068

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2009 included in the Company Form 10-K.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

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

Depreciation expenses for the six months ended September 30, 2009 and 2008 was $3,046 and $3,131, respectively.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2009 and March 31, 2009.

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

The licenses have been amortized over the estimated useful life of the patent covering the technology. Amortization expense for the six months ended September 30, 2009 and 2008 was $-0- and $20,126 and at September 30, 2009 and March 31, 2009 the license was fully amortized.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

At September 30, 2009 and March 31, 2009, the Company had net deferred tax assets of approximately $2,008,000 and $1,920,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2009 and March 31, 2009. At September 30, 2009, the Company has net operating loss carry forwards totaling approximately $5,906,000 which will begin to expire in the year 2015.

NOTE 5 – NOTES PAYABLE

Notes payable-related party consists of the following:

Notes payable-related party consists of the following:	September 30,	March 31,
	2009	2009
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,219,018 common shares	482,853	528,603
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	-
3% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,012,500 common shares	81,000	-
Total notes payable-related party	$695,558	$638,603

Notes payable consist of the following:	September 30,	March 31,
	2009	2009
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$-	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
Total notes payable	$175,000	$270,942

 NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

At September 30, 2009 and March 31, 2009, advances from one stockholder were $31,000 and $31,000, respectively.

At September 30, 2009 and March 31, 2009, advances from the CEO were $46,580 and $35,987, respectively. During the six months ended September 30, 2009, the CEO made additional unsecured advances totaling $12,593. During the six months ended September 30, 2009 the Company made payments on these advances of $2,000.

At September 30, 2009 and March 31, 2009, advances from an entity controlled by the CEO were $46,800 and $5,500. During the six months ended September 30, 2009, the entity made additional unsecured advances totaling $42,500. During the six months ended September 30, 2009, the Company charged the entity $1,200 for office space use and reduced these advances by that amount.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 133,333 and 722,500 shares of restricted common stock in exchange for cash in the amount of $16,000 and $149,500 during the six months ended September 30, 2009 and the year ended March 31, 2009.

The Company issued 738,400 and 450,955 shares of restricted common stock in exchange for services in the amount of $51,007 and $108,433 during the six months ended September 30, 2009 and the year ended March 31, 2009.

The Company issued 851,128 shares of restricted common stock in exchange for debt and accrued interest in the amount of $127,669 during the six months ended September 30, 2008.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the six months ended September 30, 2009 and 2008, the Company did not grant any options under the plan.

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the six months ended September 30, 2009 and 2008, the Company granted 250,000 and -0- to a consultant.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the six months ended September 30, 2009 and the year ended March 31, 2009 of $71,800 and $45,200. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options and all other outstanding for the six months ended September 30, 2009 and 2008 is $92,595 and $102,581 and has been expensed pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of September 30, 2009 there were 619,200 remaining options available to be issued in the Stock Option Plan.

A summary of the status of the Company's stock options as of September 30, 2009 and March 31, 2009 is presented below:

	September 30,	March 31,
	2009	2009
Options outstanding at beginning of year	2,880,800	2,310,800
Options granted	250,000	620,000
Options exercised	-	-
Options canceled	(250,000)	(50,000)
Options outstanding at end of year	2,880,800	2,880,800

The following table summarizes the information about the stock options as of September 30, 2009:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	1.15	$.39	555,800	$.39
.50	795,000	1.14	.50	795,000	.50
.40 - .50	45,000	1.14	.43	45,000	.43
.40 - .66	330,000	1.66	.56	330,000	.56
.43	200,000	1.75	.43	200,000	.43
.38	135,000	1.76	.38	135,000	.38
.15 - 51	820,000	1.21	.32	820,000	.32
$.10 – .66	2,880,800	1.29	$.42	2,880,800	$.42

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2009:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	1.64	$.39	555,800	$.39
.50	795,000	1.64	.50	795,000	.50
.40 - .50	45,000	1.64	.43	45,000	.43
.40 - .66	330,000	2.17	.43	330,000	.43
.43	200,000	2.25	.43	200,000	.43
.38	135,000	2.26	.38	135,000	.38
.15 - 51	620,000	0.73	.27	500,000	.25
$.10 – .66	2,880,800	1.62	$.42	2,760,800	$.43

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

Results of Operations – Three months ended September 30, 2009 and 2008.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the three months ended September 30, 2009 and 2008, the Company had revenues of $8,550 and $6,728.

The Company incurred operating expenses of $88,512 and $126,213 for the three months ended September 30, 2009 and 2008, a decrease of $37,701 or 29.87%. The decrease in operating expenses of $37,701 for the three months ended September 30, 2009 when compared to the three month period ended September 30, 2008 is attributed to:

Increases in:
•	Consulting fees of $21,095,
Decreases in:
•	Depreciation and amortization expenses of $10,150,
•	Payroll expenses of $37,249,
•	Professional fees of $7,662,
•	Occupancy expense of $1,389,
•	Office expense of $1,063,
•	Travel and entertainment expense of $1,183 and
•	Other expenses of $100.

The increase in consulting fees of $21,095 or 66.85% is attributed to the valuation of restricted common stock and warrants issued for consulting services for the three months ended September 30, 2009 and 2008. Cash paid for consulting fees for the three months ended September 30, 2009 and 2008 were $700 and $1,555 respectively.

The decrease in depreciation and amortization expense of ($10,150) or (98.52%) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 is attributed to the reduction in amortization expense on our license which was fully amortized in the year ended March 31, 2009.

The decrease in payroll expenses of ($37,249) or (61.63%) for the three months ended September 30, 2009 compared to the three month period ended September 30, 2008 is attributed to the following:

•	Reduction in one employee resulted in a decrease of ($8,001)
•	Decrease in valuation of compensation cost of options issued to employees of ($29,248)

The decrease in professional services of ($7,662) or (57.40%) for the three months ended September 30, 2009 compared to the three month period ended September 30, 2008 is attributed to:

•	A decrease in legal fees associated with our patent fillings of ($8,325)
•	Other miscellaneous increases of $663

During the three months ended September 30, 2009 and 2008 we incurred net losses of $97,849 and $131,579 or $(0.003) and $(0.004) per share.

Results of Operations – Six months ended September 30, 2009 and 2008.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the six months ended September 30, 2009 and 2008, the Company had revenues of $12,540 and $10,718.

The Company incurred operating expenses of $208,901 and $375,688 for the six months ended September 30, 2009 and 2008, a decrease of $166,787 or 44.40%. The decrease in operating expenses of $166,787 for the six months ended September 30, 2009 when compared to the six month period ended September 30, 2008 is attributed to:

Increases in:
•	Consulting fees of $33,185,
•	Advertising of $2,350, and
Decreases in:
•	Depreciation and amortization expenses of $20,211,
•	Payroll expenses of $92,150,
•	Professional fees of $82,072
•	Occupancy expense of $3,278,
•	Office expense of $1,610,
•	Travel and entertainment expense of $3,086 and
•	Increase in other expenses of $85.

The increase in consulting fees of $33,185 or 43.83% is attributed to the valuation of restricted common stock and warrants issued for consulting services for the six months ended September 30, 2009 and 2008. Cash paid for consulting fees for the six months ended September 30, 2009 and 2008 were $1,300 and $3,215 respectively.

The increase in advertising of $2,350 is attributed to the purchase of demonstration ThinDisc gift cards for use by our marketing affiliates as we get prepared to bring the ThinDisc gift cards to market. We had no advertising cost in the six months ended September 30, 2008.

The decrease in depreciation and amortization expense of ($20,211) or (98.08%) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 is attributed to the reduction in amortization expense on our license which was fully amortized in the year ended March 31, 2009.

The decrease in payroll expenses of ($92,150) or (59.44%) for the six months ended September 30, 2009 compared to the six month period ended September 30, 2008 is attributed to the following:

•	Decrease in our CEO’s salary and related payroll taxes of ($15,071)
•	Reduction in one employee resulted in a decrease of ($13,384)
•	Decrease in valuation of compensation cost of options issued to employees of ($54,623)
•	Decrease in valuation of restricted common stock issued to employees as compensation of ($7,800)
•	Other miscellaneous decreases of ($1,272)

The decrease in professional services of ($82,072) or (80.35%) for the six months ended September 30, 2009 compared to the six month period ended September 30, 2008 is attributed to:

•	A decrease in legal fees associated with our patent fillings of ($84,110)
•	Other miscellaneous increases of $2,038

Other classifications of expenses did not fluctuate substantially for the six month period ended September 30, 2009 to September 30, 2008.

During the six months ended September 30, 2009 and 2008 we incurred net losses of $218,735 and $391,041 or $(0.007) and $(0.013) per share.

Liquidity and Capital Resources.

From inception through September 30, 2009, the Company has issued 33,566,542 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patent for EnXcase and the Passive Resonant Reflector and the pending patents for ThinDisc, Disc Security Tag, and a Design Patent covering an Antenna for a Storage Disc.  The Company has $9,391 in cash as of September 30, 2009.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2009. At September 30, 2009 and March 31, 2009 the working capital deficit was $1,488,415 and $1,432,328, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,240,068 and $1,164,183, respectively. The adjusted working capital deficit without these related party liabilities for September 30, 2009 and March 31, 2009 is $248,347 and $268,145, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2009 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

EnXnet

Dated: November 16, 2009	By:	/s/ Ryan Corley
Ryan Corley, President. Chief Executive Officer
(Principal Executive Officer)

Exhibit         Description
31.1                Rule 15d-14(a) Certification of CEO
31.2                Rule 15d-14(a) Certification of CFO
32.1                Rule 1350 Certification of CEO