Form 10-Q
period 2009-12-31
ENXNET INC
filed 2010-02-12
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

As of February 02, 2010, there were outstanding 34,914,929 shares of the registrant’s common stock, $.0005 par value.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ENXNET, INC
BALANCE SHEETS

	December 31, 2009	March 31, 2009
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$11,724	$10,630
Accounts receivable	9,561	17,290
Prepaid expenses	17,473	16,306
TOTAL CURRENT ASSETS	38,758	44,226
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(69,444)	(64,876)
TOTAL FIXED ASSETS	11,232	15,800
OTHER ASSETS
Licenses, net	-	-
Investment	-	-
Deposits	51,137	1,137
TOTAL OTHER ASSETS	51,137	1,137
TOTAL ASSETS	$101,127	$61,163
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$551,811	$533,509
Advances from officer - related party	78,980	41,487
Advances from stockholder	31,000	31,000
Notes payable	180,000	175,000
Notes payable - related party	715,558	695,558
TOTAL CURRENT LIABILITIES	1,557,349	1,476,554
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized,
34,914,929 and 32,694,226 shares issued and outstanding	1,746	1,635
Additional paid-in capital	4,620,764	4,370,440
Accumulated deficit	(5,978,732)	(5,687,466)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,456,222)	(1,415,391)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$101,127	$61,163

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES	$-	$3,990	$12,540	$14,708
COST OF SALES	-	1,325	7,150	5,102
Gross Profit	-	2,665	5,390	9,606
EXPENSES
Consulting fees	27,960	30,615	136,860	106,330
Depreciation & amortization	198	10,303	593	30,909
Advertising	-	-	2,350	-
Payroll	16,977	63,995	79,857	219,025
Professional services	7,908	51,761	27,985	153,910
Occupancy	3,640	14,998	12,326	26,962
Office	1,991	2,255	6,357	8,231
Travel	189	289	986	4,172
Other	1,475	25	1,925	390
Total Expenses	60,338	174,242	269,239	549,930
LOSS FROM OPERATIONS	(60,338)	(171,577)	(263,849)	(540,324)
OTHER INCOME (EXPENSE)
Interest expense	(12,194)	(13,627)	(36,185)	(35,927)
Other income	-	-	8,768	-
Interest income	-	2	-	8
Total Other Income (Expense)	(12,194)	(13,625)	(27,417)	(35,919)
COMPREHENSIVE LOSS	$(72,532)	$(185,202)	$(291,266)	$(576,243)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$(0.006)	$(0.009)	$(0.018)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	33,764,129	31,584,436	33,764,129	31,584,436

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity (Deficit)
Balance, March 31, 2008	30,670,226	$1,534	$3,836,148	$(4,937,753)	$(100,000)	$(1,200,071)
Common stock issued for:
Cash	722,500	36	149,464	-	-	149,500
Services	450,955	23	108,410	-	-	108,433
Note payable conversion	851,128	42	127,627	-	-	127,669
Stock options issued	-	-	148,791	-	-	148,791
Net loss for the year ended March 31, 2009	-	-	-	(749,713)	-	(749,713)
Balance, March 31, 2009	32,694,809	1,635	4,370,440	(5, 687,466)	(100,000)	(1,415,391)
Common stock issued for:
Services	1,844,120	92	107,017	-	-	107,109
Cash	376,000	19	24,481	-	-	24,500
Stock options issued	-	-	118,826	-	-	118,826
Net loss for the nine months ended December 31, 2009	-	-	-	(291,266)	-	(291,266)
Balance, December 31, 2009	34,914,929	$1,746	$4,620,764	$(5,978,732)	$(100,000)	$(1,456,222)

See accompanying summary of accounting policies and notes to condensed financial statements

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(291,266)	$(576,243)
Depreciation and amortization	4,568	34,884
Common stock issued for expenses	107,109	101,944
Stock options issued	118,826	124,538
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	7,729	(11,970)
Decrease (increase) in prepaid expenses and deposits	(51,167)	22,020
Increase (decrease) in accounts payable & accrued expenses	18,302	147,002
Net cash provided (used) by operating activities	(85,899)	(157,825)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	-
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	5,000	-
Proceeds from stock sales	24,500	138,500
Proceeds from advances from officer and stockholder	60,693	53,680
Repayment of advances	(3,200)	(27,172)
Net cash used by financing activities	86,993	168,008
NET INCREASE (DECREASE) IN CASH	1,094	7,183
CASH – Beginning of period	10,630	27,314
CASH – End of period	$11,724	$34,497
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for expenses	107,109	101,944
Common stock issued for payment of debt	-	115,068

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2009, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2009 included in the Company Form 10-K.

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

ENXNET, INC
SUMMARY OF ACCOUNTING POLICIES

Disc Security Tag

Disc Security Tag, (DSTag), is an invention which utilizes proprietary Electronic Article Surveillance (EAS) tags embedded or adhered to a DVD or CD during the injection mold phase of the manufacturing process.  Products, to which this process is applied, provide unique item identification for its customers and clients.  With this product, manufacturers are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers) that are desperate to reduce or stop the enormous losses attributed to employee and retail theft.  Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers. The Company has filed for a United States and an international patent covering the technology included in the DSTag.

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

Depreciation expenses for the nine months ended December 31, 2009 and 2008 was $4,568 and $4,695, respectively.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2009 and March 31, 2009.

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

The licenses have been amortized over the estimated useful life of the patent covering the technology. Amortization expense for the nine months ended December 31, 2009 and 2008 was $-0- and $30,189 and at December 31, 2009 and March 31, 2009 the license was fully amortized.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

At December 31, 2009 and March 31, 2009, the Company had net deferred tax assets of approximately $2,033,000 and $1,920,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2009 and March 31, 2009. At December 31, 2009, the Company has net operating loss carry forwards totaling approximately $5,978,000 which will begin to expire in the year 2015.

NOTE 5 – NOTES PAYABLE

Notes payable-related party consists of the following:
Notes payable-related party consists of the following:	December 31,	March 31,
	2009	2009
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,219,018 common shares	482,853	528,603
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	-
3% convertible note payable to an entity controlled by the President of the Company, due on demand, convertible into a maximum of 1,412,500 common shares	101,000	-
Total notes payable-related party	$715,558	$638,603

Notes payable consist of the following:	December 31,	March 31,
	2009	2009
6% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 462,120 common shares	$-	$69,318
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 100,000 common shares	5,000	-
Total notes payable	$180,000	$270,942

 NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

At December 31, 2009 and March 31, 2009, advances from one stockholder were $31,000 and $31,000, respectively.

At December 31, 2009 and March 31, 2009, advances from the CEO were $46,580 and $35,987, respectively. During the nine months ended December 31, 2009, the CEO made additional unsecured advances totaling $12,593. During the nine months ended December 31, 2009 the Company made payments on these advances of $2,000.

At December 31, 2009 and March 31, 2009, advances from an entity controlled by the CEO were $32,400 and $5,500. During the nine months ended December 31, 2009, the entity made additional unsecured advances totaling $48,100. During the nine months ended December 31, 2009, the Company charged the entity $1,200 for office space use and reduced these advances by that amount. On October 15, 2009, the entity converted $20,000 of the advances into a note payable bearing 3% interest and convertible into 400,000 shares of common stock.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 376,000 and 722,500 shares of restricted common stock in exchange for cash in the amount of $24,500 and $149,500 during the nine months ended December 31, 2009 and the year ended March 31, 2009.

The Company issued 1,844,120 and 450,955 shares of restricted common stock in exchange for services in the amount of $107,109 and $108,433 during the nine months ended December 31, 2009 and the year ended March 31, 2009.

The Company issued 851,128 shares of restricted common stock in exchange for debt and accrued interest in the amount of $127,669 during the nine months ended December 31, 2008.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2009 and 2008, the Company did not grant any options under the plan.

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the nine months ended December 31, 2009 and 2008, the Company granted 250,000 and -0- to a consultant.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the nine months ended December 31, 2009 and the year ended March 31, 2009 of $94,900 and $45,200. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options and all other outstanding for the nine months ended December 31, 2009 and 2008 is $118,826 and $124,538 and has been expensed pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of December 31, 2009 there were 619,200 remaining options available to be issued in the Stock Option Plan.

A summary of the status of the Company's stock options as of December 31, 2009 and March 31, 2009 is presented below:

	December 31,	March 31,
	2009	2009
Options outstanding at beginning of year	2,880,800	2,310,800
Options granted	1,250,000	620,000
Options exercised	-	-
Options canceled	(250,000)	(50,000)
Options outstanding at end of year	3,880,800	2,880,800

The following table summarizes the information about the stock options as of December 31, 2009:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	.90	$.39	555,800	$.39
.50	795,000	.89	.50	795,000	.50
.40 - .50	45,000	.89	.43	45,000	.43
.40 - .66	330,000	1.50	.56	330,000	.56
.43	200,000	1.50	.43	200,000	.43
.38	135,000	1.51	.38	135,000	.38
.15 - 51	1,820,000	.43	.18	820,000	.18
$.10 – .66	3,880,800	.98	$.33	3,880,800	$.33

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2009:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	1.64	$.39	555,800	$.39
.50	795,000	1.64	.50	795,000	.50
.40 - .50	45,000	1.64	.43	45,000	.43
.40 - .66	330,000	2.17	.43	330,000	.43
.43	200,000	2.25	.43	200,000	.43
.38	135,000	2.26	.38	135,000	.38
.15 - 51	620,000	0.73	.27	500,000	.25
$.10 – .66	2,880,800	1.62	$.42	2,760,800	$.43

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

Results of Operations – Three months ended December 31, 2009 and 2008.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the three months ended December 31, 2009 and 2008, the Company had revenues of $-0- and $3,990.

The Company incurred operating expenses of $60,338 and $174,242 for the three months ended December 31, 2009 and 2008, a decrease of $113,904 or 65.37%. The decrease in operating expenses of $113,904 for the three months ended December 31, 2009 when compared to the three month period ended December 31, 2008 is attributed to:

Decreases in:
•	Depreciation and amortization expenses of $10,105,
•	Payroll expenses of $47,018,
•	Professional fees of $43,853,
•	Occupancy expense of $11,358, and
•	All other expenses of $1,570.

The decrease in depreciation and amortization expense of ($10,105) or (98.08%) for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 is attributed to the reduction in amortization expense on our license which was fully amortized in the year ended March 31, 2009.

The decrease in payroll expenses of ($47,018) or (73.47%) for the three months ended December 31, 2009 compared to the three month period ended December 31, 2008 is attributed to the following:

•	Reduction in three employee resulted in a decrease of ($28,192)
•	Decrease in valuation of compensation cost of options issued to employees of ($18,826)

The decrease in professional services of ($43,853) or (84.72%) for the three months ended December 31, 2009 compared to the three month period ended December 31, 2008 is attributed to:

•	A decrease in legal fees associated with our patent fillings of ($38,527)
•	A decrease in accounting fees of ($5,326)

The decrease in occupancy expenses of ($11,358) or (75.73%) for the three months ended December 31, 2009 compared to the three month period ended December 31, 2008 is attributed to a move to a smaller office and lower lease rates.

During the three months ended December 31, 2009 and 2008 we incurred net losses of $72,532 and $185,202 or $(0.002) and $(0.006) per share.

Results of Operations – Nine months ended December 31, 2009 and 2008.

Revenues have not been substantial as we refocused our efforts on developing the ThinDisc technologies and developing marketing affiliates. For the nine months ended December 31, 2009 and 2008, the Company had revenues of $12,540 and $14,708.

The Company incurred operating expenses of $269,239 and $549,930 for the nine months ended December 31, 2009 and 2008, a decrease of $280,691 or 51.04%. The decrease in operating expenses of $280,691 for the nine months ended December 31, 2009 when compared to the nine month period ended December 31, 2008 is attributed to:

Increases in:
•	Consulting fees of $30,530,
•	Advertising of $2,350, and
Decreases in:
•	Depreciation and amortization expenses of $30,316,
•	Payroll expenses of $139,168,

•	Professional fees of $125,925
•	Occupancy expense of $14,636,

•	Office expense of $1,874,
•	Travel and entertainment expense of $3,186 and

•	Increase in other expenses of $1,535.

The increase in consulting fees of $30,530 or 28.71% is attributed to the valuation of restricted common stock and warrants issued for consulting services for the nine months ended December 31, 2009 and 2008. Cash paid for consulting fees for the nine months ended December 31, 2009 and 2008 were $1,810 and $3,830 respectively.

The increase in advertising of $2,350 is attributed to the purchase of demonstration ThinDisc gift cards for use by our marketing affiliates as we get prepared to bring the ThinDisc gift cards to market. We had no advertising cost in the nine months ended December 31, 2008.

The decrease in depreciation and amortization expense of ($30,316) or (98.08%) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 is attributed to the reduction in amortization expense on our license which was fully amortized in the year ended March 31, 2009.

The decrease in payroll expenses of ($139,168) or (63.54%) for the nine months ended December 31, 2009 compared to the nine month period ended December 31, 2008 is attributed to the following:

•	Decrease in our CEO’s salary and related payroll taxes of ($37,468)
•	Reduction in three employees resulted in a decrease of ($31,555)
•	Decrease in valuation of compensation cost of options issued to employees of ($58,112)
•	Decrease in valuation of restricted common stock issued to employees as compensation of ($4,500)

•	Decrease in employee benefits of ($7,533)

The decrease in professional fees of ($125,925) or (81.82%) for the nine months ended December 31, 2009 compared to the nine month period ended December 31, 2008 is attributed to:

•	A decrease in legal fees associated with our patent fillings of ($121,962)
•	A decrease in accounting fees of ($3,963)

The decrease in occupancy expenses of ($14,636) or (54.28%) for the nine months ended December 31, 2009 compared to the nine month period ended December 31, 2008 is attributed to a move to a smaller office and lower lease rates.

Other classifications of expenses did not fluctuate substantially for the nine month period ended December 31, 2009 to December 31, 2008.

During the nine months ended December 31, 2009 and 2008 we incurred net losses of $291,266 and $576,243 or $(0.009) and $(0.018) per share.

Liquidity and Capital Resources.

From inception through December 31, 2009, the Company has issued 34,914,929 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, EnXcase and the Passive Resonant Reflector and the pending patents for ThinDisc, Disc Security Tag and a Design Patent covering an Antenna for a Storage Disc.  The Company has $11,724 in cash as of December 31, 2009.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2009. At December 31, 2009 and March 31, 2009 the working capital deficit was $1,518,591 and $1,432,328, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,262,861 and $1,164,183, respectively. The adjusted working capital deficit without these related party liabilities for December 31, 2009 and March 31, 2009 is $255,730 and $268,145, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2009 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

EnXnet

Dated: February 12, 2010	By:	/s/ Ryan Corley
Ryan Corley, President. Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Rule 15d-14(a) Certification of CEO
31.2	Rule 15d-14(a) Certification of CFO
32.1	Rule 1350 Certification of CEO