Form 10-K
period 2010-03-31
ENXNET INC
filed 2010-06-29
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), was $4,155,497.

On June 27, 2010, the registrant had 36,628,429 shares of common outstanding.

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

Overview
EnXnet, Inc. (the "Company") was formed under the laws of the State of Oklahoma on March 30, 1999. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices.  Enxnet is primarily focusing on products, solutions and services that support and enhance multimedia management.

Products and Services

ThinDisc
The Thin Disc is our Optical Disc Having a Reduced Planar Thickness.  Thin Disc’s primary function is to make any size optical disc thinner with reading capability in players that play optical disc media. The Company has filed for a United States and an international patent covering the technology included in the Thin Disc.  On March 31, 2010 the Company announced receiving the official Patent for the Optical Disc Having A Reduced Planar Thickness.

Tap ‘n Go II
We received a patent for our Optical Disc having remote reading capabilities on May 27, 2010.

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

Disc Security Tag
Disc Security Tag, (DSTag), is an invention which utilizes proprietary Electronic Article Surveillance (EAS) tags embedded or adhered to a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. Manufacturers that use this product are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers). This will help reduce or stop the enormous losses attributed to employee and retail theft. Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers. On May 23, 2003, the Company filed a patent for DSTag and on May 21, 2004, the Company filed an international patent for DSTag. On September 29, 2009 the Company announced receiving the official Patent for the Passive Resonant Reflector.

EnXcase
EnXcase combines two distinct features for the DVDplus (OneDisc - two-sided DVD-CD) optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXcase. The Company developed this unique case primarily for use with the DVDplus (OneDisc) two-sided disc format. The Company filed for a United States patent on EnXcase on October 10, 2003 and was awarded the patent on June 19, 2006.

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

Medical D-Tect-OR
We are partners with BAHF, LLC in a joint effort called Medical D-Tect-OR™. Medical D-Tect-OR™ has developed a Retained Foreign Object Detection System. This D-Tect-OR™ detection technology uses a hand held wand that is capable of detecting surgical instruments and surgical products such as gauze, laparoscopy sponges, and operating room towels that may have been left in the body during a surgical procedure. Medical D-Tect-OR has filed for patent protection.

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

Patents
The Company has received covering ThinDisc. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the ThinDisc patents.

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

Company's Office
The Company's offices and technology center are located at 11333 E Pine St, Ste 92, Tulsa, Oklahoma 74116 and its telephone number is (918) 592-0015.

Employees
The Company has one full-time employee and two consultants. The president and CEO of the Company is not receiving or accruing a salary at this time.

ITEM 1A.	RISK FACTORS.

No Operating History and Limited Revenues.
The Company has no record of profitable operations and there is nothing at this time that assumes the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2010 and 2009, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficit.

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

Need for Additional Key Personnel.
The Company employs one full time employee. The success of the Company's proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

Reliance upon Directors and Officers.
The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and employees who will exercise control over the day-to-day affairs of the Company, and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company's activities. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. The Company at present does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming.

Issuance of Additional Shares.
The Company has available as of June 01, 2010 approximately 163,891,571 shares of Common Stock or 81.95% of the 200,000,000 authorized shares of Common Stock of the Company still remained unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

The Company does not own any real property. The Company owns personal property in the form of patents, licenses and office equipment.

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

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
Period from January 1, 2010 to March 31, 2010	$0.18	$0.03
Period from October 1, 2009 to December 31, 2009	$0.24	$0.05
Period from July 1, 2009 to September 30, 2009	$0.50	$0.16
Period from April 1, 2009 to June 30, 2009	$0.55	$0.20
Period from January 1, 2009 to March 31, 2009	$0.30	$0.11
Period from October 1, 2008 to December 31, 2008	$0.40	$0.10
Period from July 1, 2008 to September 30, 2008	$0.60	$0.39
Period from April 1, 2008 to June 30, 2008	$0.75	$0.40

Holders
There were approximately 120 stockholders of record of the Common Stock as of June 01, 2010. This does not reflect those shares held beneficially or in "street" name.

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

The Company currently has one full-time employee on the payroll. The Company currently has arrangements with marketing affiliate Duplium for our DVDplus product and with One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employee and other outside consultants are used for the further development of our products.

Results of Operations.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009.

Revenues.
Our revenues from operations for the years ending March 31, 2010 and 2009 were $12,540 and $18,698. Gross profits from these revenues were $2,740 and $12,271, respectively. Revenues for the year ended March 31, 2010 and 2009 consist of lease revenue on our DVDplus mold and royalty income from the production of DVDplus products.

Operating Expenses.
The Company incurred operating expenses for the years ended March 31, 2010 and 2009 of $346,733 and $714,339. The decrease in operating expenses of $367,606 (51%) is attributed to an increase in consulting expense of $59,295 (55.6%); a decrease in depreciation and amortization expense of $80,676 (99%); an increase in bad debts expenses of $9,561(100%); a decrease in payroll expense of $186,140 (68.2%); a decrease in professional services of $151,251 (73.5%), other expenses decreased by $18,395.

Consulting expenses for the year ended March 31, 2010 increased $59,295 from the year ended March 31, 2009. The increase in consulting expenses is due to a decrease in the valuation of the underlying common stock shares and common stock options issued for consulting services performed. The consulting expenses related to the issuance of common stock and options were $163,475 and $97,350 for the years ended March 31, 2010 and 2009, an increase of $66,125.

The decrease in depreciation and amortization expense of $80,676 relates to an amortization of the license for the year ended March 31, 2009 of $80,506. We determined that the license had minimal value to us as of March 31, 2009 and reduced its value to a nominal amount.

The decrease in payroll expenses of $186,140 relates to a reduction in employees from 4 to 1. The reduction also takes into account a reduction in compensation expense for options issued to employees. Prior year’s expenses included $97,488 in Black-Scholes option valuation while the current year included $25,521.

Professional services expenses for the year ended March 31, 2010 decreased $151,251 from the year ended March 31, 2009. The decrease in professional services relates to a reduction in our use of attorneys in the patent filing process.

We incurred net losses for the years ended March 31, 2010 and 2009 of $379,632 and $749,713 or $(0.016) and $(0.024) per share.

Liquidity and Capital Resources.
The Company from inception through June 3, 2010 has issued 36,108,429 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, and the patent for EnXcase and the pending patents for ThinDisc and Disc Security Tag. The Company has $24,289 in cash as of March 31, 2010.

The Company has a limited source of revenue from the lease of our DVDplus mold and royalties on DVDplus products and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2010 and 2009. The working capital deficit at March 31, 2010 and 2009 was $1,495,759 and $1,432,328, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,288,998 and $1,164,183, respectively. The adjusted working capital deficit without these related party liabilities for March 31, 2010 and 2009 is $206,761 and $268,145, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2010 and 2009 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets as of March 31, 2010 and 2009 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Our management team as of March 31, 2010 conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of March 31, 2010, the Company's internal control over financial reporting is effective.

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

Name	Age	Position(s)
Ryan Corley	66	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	51	Chief Financial Officer, Treasurer
Richard W Martel, Jr.	52	Director
Linda Howard	63	Secretary

Ryan Corley - President, CEO, and a member of the Board of Directors.
Mr. Corley has served as president and a member of the Board of Directors of the Company since February 5, 2000. Mr. Corley is the managing member of Treasure Finders LLC since it was founded on September 9, 2009. Mr. Corley became the Co-Managing member of San Juan Minerals, LLC in April 2006. In April 2004 Mr. Corley became a co-founder and co-managing member of Castaway Record Company, LLC and OneDisc Distribution Co., LLC. Mr. Corley resigned these positions in October 2004 and became a Member of the Board of Directors of both companies at that time. In January 2005 Mr. Corley resigned from the Board of Directors of Castaway Record Company, LLC and OneDisc Distribution Co., LLC and does not hold any position in these companies.  Mr. Corley received a Bachelor of Science in Business Administration and a Masters in Business Administration from the University of Tulsa.

Stephen Hoelscher - Chief Financial Officer and Treasurer
Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 30 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. In January 2006, Mr. Hoelscher became a director, secretary and CFO of Anpath Group, Inc, a North Carolina based small publicly traded company. Mr. Hoelscher will continue his work with EnXnet, Mastodon and Anpath and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2010 and 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley, President and Chief Executive Officer	2010	-0-	-0-	-0-	-0-	-0-
Ryan Corley, President and Chief Executive Officer	2009	49,500	-0-	-0-	-0-	49,500

(1) There is a stock option plan for the benefit of the Company's officers and directors. There is no pension, or profit sharing plan for the benefit of the Company's officers and directors.

Employment Agreements
We do not have an employment agreement with our CEO. Mr. Corley.

Other Compensation
We may issue to our independent directors stock options and common stock as compensation as determined by the Board of directors.

Stock option Plan

2001 Stock Option Plan
We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 2,380,800 stock options that are outstanding at March 31, 2010.

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

The exercise price for incentive stock options granted under the plan may not be less than the fair market value of the common stock on the date the option is granted. The exercise price for non-statutory options is determined by the board of directors. Incentive stock options granted under the plan have a maximum term of ten years. Options granted under the plan are not transferable, except by will and the laws of descent and distribution.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	700,000	-0-	700,000	$0.52	2011
Richard Martel Jr.	65,000	-0-	65,000	$0.35	2011
Stephen Hoelscher	325,000	-0-	325,000	$0.42	2011
Linda Howard	255,000	-0-	255,000	$0.42	2011

Compensation of Directors
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	-	-	-	-	-	-	-
Richard Martel Jr.	-	-	4,284	-	-	-	4,284

Securities Authorized for Issuance under Equity Compensation Plans
The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2010:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,380,800	$0.33	365,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	2,380,800	$0.33	365,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2010 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	13,329,969	36.21%
Steve Hoelscher (4)	465,760	1.28%
Richard W Martel, Jr. (5)	85,000	*
Linda Howard (6)	330,000	*
All directors and named executive officers as a group (4 persons)	14,210,729	37.94%

Other 5% or Greater Beneficial Owners	-0-	N/A
* Less than 1%.
(1)           Beneficial ownership is calculated based on 36,108,429 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.
(2)           The address for the directors and named executive officers is c/o EnXnet, Inc 11333 E Pine St, Suite 92 Tulsa, OK 74116.
(3)           Includes 700,000 shares of common stock issuable upon the exercise of options at an average price of $.52 per share.
(4)           Includes 325,000 shares of common stock issuable upon the exercise of options at an average price of $.40 per share.
(5)           Includes 65,000 shares of common stock issuable upon the exercise of options at an average price of $.35 per share.
(6)           Includes 255,000 shares of common stock issuable upon the exercise of options at an average price of $.41 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the year ended March 31, 2010 and 2009, the CEO made additional unsecured advances totaling $12,593 and $27,780. During the year ended March 31, 2010 and 2009 the Company made payments on these advances of $2,000 and $41,672. At March 31, 2010 and 2009, advances from the CEO were $46,580 and $35,987, respectively.

An entity controlled by the CEO made unsecured advances totaling $64,600 and $64,000 during the year ended March 31, 2010 and 2009. During the year ended March 31, 2010 and 2009 the Company charged this entity $1,200 and $6,000 for office space use and reduced these advances by that amount. The entity converted $81,000 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2009. The entity converted $20,000 and $48,900 of the advances into notes payable bearing interest of 3% and 2%, respectively, during the year ended March 31, 2010. At March 31, 2010 and 2009, advances from the entity controlled by the CEO were $-0- and $5,500 and notes payable totaled $149,900 and $81,000. Accrued interest owed on these notes at March 31, 2010 and 2009 is $3,547 and $629. These notes and accrued interest are convertible into 2,438,509 and 1,020,357 shares of Rule 144 restricted common stock of the company.

The Company has notes payable to the CEO in the aggregate amount of $611,625 and $614,558 as of March 31, 2010 and 2009. Accrued interest owed on these notes at March 31, 2010 and 2009 is $174,390 and $182,202. These notes and accrued interest are convertible into 11,759,189 and 6,022,399 shares of Rule 144 restricted common stock of the company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
Our board of directors appointed Pattillo, Brown & Hill, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2010 and 2009. The aggregate fees billed by Pattillo, Brown and Hill, L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10K for the fiscal years ended March 31, 2010 and March 31, 2009 were $22,584 and $26,836, respectively.

Audit Related Fees
For the Company's fiscal year ended March 31, 2010 and 2009, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees
For the Company's fiscal year ended March 31, 2010 and 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2010 and 2009.

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

June 29, 2010	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 29, 2010	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 29, 2010	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 29, 2010	/s/ Richard W. Martel
Richard W. Martel, Director

Pattillo, Brown and Hill, L.L.P.
Certified Public Accountants

Board of Directors and Stockholders
EnXnet, Inc.

INDEPENDENT AUDITORS REPORT

We have audited the accompanying balance sheets of EnXnet, Inc. (the Company), as of March 31, 2010 and 2009, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pattillo, Brown and Hill, L.L.P.

Waco, Texas
June 29, 2010

ENXNET, INC
BALANCE SHEET

	March 31,
	2010	2009
ASSETS	(Audited)
CURRENT ASSETS
Cash	$24,289	$10,630
Accounts receivable	-	17,290
Prepaid expenses	63,545	16,306
TOTAL CURRENT ASSETS	87,834	44,226
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(70,967)	(64,876)
TOTAL FIXED ASSETS	9,709	15,800
OTHER ASSETS
Licenses, net	-	-
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$98,680	$61,163
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$518,075	$533,509
Advances from officer - related party	46,580	41,487
Advances from stockholder	31,000	31,000
Notes payable	226,413	175,000
Notes payable - related party	761,525	695,558
TOTAL CURRENT LIABILITIES	1,583,593	1,476,554
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 36,108,429 and 32,694,809 shares issued and outstanding	1,805	1,635
Additional paid-in capital	4,680,380	4,370,440
Accumulated deficit	(6,067,098)	(5,687,466)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,484,913)	(1,415,391)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$98,680	$61,163

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2010	2009

REVENUES	$12,540	$18,698
COST OF SALES	9,800	6,427
Gross Profit	2,740	12,271
EXPENSES
Consulting fees	165,985	106,690
Depreciation & amortization	790	81,467
Bad debts	9,561	-
Payroll	86,659	272,799
Professional services	54,617	205,868
Occupancy	16,221	31,157
Office	8,506	11,128
Travel	1,149	4,460
Other	3,244	770
Total Expenses	346,732	714,339
LOSS FROM OPERATIONS	(343,992)	(702,068)
OTHER INCOME (EXPENSE)
Interest expense	(44,408)	(47,654)
Loss on sale of marketable securities	-	-
Bad debt recovery	-	-
Other income	8,768	9
Total Other Income (Expense)	(35,640)	(47,645)
COMPREHENSIVE LOSS	$(379,632)	$(749,713)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.016)	$(0.024)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	34,163,425	31,848,474

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity (Deficit)

Balance,	30,670,226	$1,534	3,836,148	$(4,937,753)	$(100,000)	$(1,200,071)
March 31, 2008
Common stock issued for:
Cash	722,500	36	149,464	-	-	149,500
Services	450,955	23	108,410	-	-	108,433
Note payable conversion	851,128	42	127,627	-	-	127,669
Stock options issued	-	-	148,791	-	-	148,791
Net loss for the year ended March 31, 2009	-	-	-	(749,713)	-	(749,713)
Balance,	32,694,809	1,635	4,370,440	(5,687,466)	(100,000)	(1,415,391)
March 31, 2009
Common stock issued for:
Cash	1,076,000	54	59,446	-	-	59,500
Services	2,337,620	116	131,668	-	-	131,784
Stock options issued	-	-	118,826	-	-	118,826
Net loss for the year ended March 31, 2010	-	-	-	(379,632)	-	(379,632)
Balance,
March 31, 2010	36,108,429	$1,805	$4,680,380	$(6,067,098)	$(100,000)	$(1,484,913)

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(379,632)	$(749,713)
Depreciation and amortization	6,091	86,767
Common stock issued for services	131,784	108,433
Stock options issued	118,826	148,791
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	17,290	(15,960)
Decrease (increase) in prepaid expenses	(47,239)	6,443
Increase (decrease) in accounts payable & accrued expenses	(15,434)	204,947
Net cash provided (used) by operating activities	(168,314)	(210,292)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	59,500	149,500
Proceeds from note payable	117,380	-
Proceeds from advances from officer and stockholder	8,293	85,780
Repayment of advances	(3,200)	(41,672)
Net cash provided (used) by financing activities	181,973	193,608
NET INCREASE (DECREASE) IN CASH	13,659	(16,684)
CASH - Beginning of period	10,630	27,314
CASH - End of period	$24,289	$10,630
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$131,784	$108,433
Common stock issued for payment of debt	$-	$127,669
Issuance of stock options for services	$118,826	$148,791

The accompanying notes are an integral part of these financial statements.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

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

The following table details the Company's equipment:

	March 31,
	2010	2009
Equipment	$74,516	$74,516
Furniture & fixtures	6,160	6,160
Accumulated depreciation	(70,967)	(64,876)
Equipment, net	$9,709	$15,800

Depreciation expenses included in operating expenses for the year’s ended March 31, 2010 and 2009 were $791and $961, respectively. Depreciation expense included in cost of goods sold for the year’s ended March 31, 2010 and 2009 were $5,300 and $5,300.

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

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

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

 Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets as of March 31, 2010 and 2009 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on March 31, 2010 and 2009.

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

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

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

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recognized the complexity of its standard-setting process and embarked on a revised process in 2004 that culminated in the release on July 1, 2009, of the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC. In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended February 28, 2010. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

The FASB has issued ASC Topic 855, “Subsequent Events” (“ASC Topic 855”). ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, ASC Topic 855 provides:

•
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

ASC Topic 855 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company has adopted and will follow the guidance in ASC Topic 855 for all prospective subsequent event transactions and disclosures.

Reclassifications
Certain amounts have been reclassified from the prior financial statements for comparative purposes.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

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

The licenses are being amortized over the estimated useful life of the patent covering the technology. Amortization expense for the years ended March 31, 2010 and 2009 was $-0- and $80,505 and at March 31, 2010 and 2009 accumulated amortization was $367,775.

NOTE 4 – INCOME TAXES

At March 31, 2010 and 2009, the Company had net deferred tax assets of approximately $2,063,000 and $1,920,000 principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2010 and 2009. At March 31, 2009, the Company has net operating loss carry forwards totaling approximately $6,067,000 which will begin to expire in the year 2015.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

NOTE 5 – NOTES PAYABLE

Notes payable-related party consists of the following:	March 31,
	2010	2009
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
6% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 3,219,018 common shares	-	482,853
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 9,469,721 common shares	479,920
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	-
3% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,412,500 common shares	101,000	81,000
Total notes payable-related party	$761,525	$695,558

Notes payable consist of the following:	March 31,
	2010	2009
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	$175,000	$175,000
2% convertible notes payable to 3 stockholders, due on demand, convertible into a maximum of 1,028,267 common shares	51,413	-
Total notes payable	$226,413	$175,000

NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at March 31, 2010 and 2009 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the year ended March 31, 2010 and 2009, the CEO made additional unsecured advances totaling $12,593 and $27,780. During the year ended March 31, 2010 and 2009 the Company made payments on these advances of $2,000 and $41,672. At March 31, 2010 and 2009, advances from the CEO were $46,580 and $35,987, respectively.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

The Company has notes payable to the CEO in the aggregate amount of $611,625 and $614,558 as of March 31, 2010 and 2009. Accrued interest owed on these notes at March 31, 2010 and 2009 is $174,390 and $182,202. These notes and accrued interest are convertible into 11,759,189 and 6,022,399 shares of Rule 144 restricted common stock of the company.

An entity controlled by the CEO made unsecured advances totaling $64,600 and $64,000 during the year ended March 31, 2010 and 2009. During the year ended March 31, 2010 and 2009 the Company charged this entity $1,200 and $6,000 for office space use and reduced these advances by that amount. The entity converted $81,000 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2009. The entity converted $20,000 and $48,900 of the advances into notes payable bearing interest of 3% and 2%, respectively, during the year ended March 31, 2010. At March 31, 2010 and 2009, advances from the entity controlled by the CEO were $-0- and $5,500 and notes payable totaled $149,900 and $81,000. Accrued interest owed on these notes at March 31, 2010 and 2009 is $3,547 and $629. These notes and accrued interest are convertible into 2,438,509 and 1,020,357 shares of Rule 144 restricted common stock of the company.

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 2,337,620 and 450,955 shares of Rule 144 restricted common stock during the years ended March 31, 2010 and 2009 for services in the amount of $131,784 and $108,433.

The Company issued 1,076,000 and 722,500 shares of Rule 144 restricted common stock during the years ended March 31, 2010 and 2009 in exchange for cash in the amount of $59,500 and 149,464.

The Company issued 851,128 shares of Rule 144 restricted common stock during the years ended March 31, 2009 in exchange for debt in the amount of $127,629.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the years ended March 31, 2010 and 2009, the Company granted -0- and 120,000 stock options to employees and members of the Board of Directors.

The Company also issues stock options to consultants to purchase Rule 144 restricted common stock which is not issued under the Plan. During the nine months ended December 31, 2009 and 2008, the Company granted 1,250,000 and 500,000 to a consultant.

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield		0%
Expected volatility	4.58% to .77%
Risk-free interest rate	2.0 to .50%
Expected life	.23 to 4.32	Years

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

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

The options were valued using the fair value method as prescribed by SFAS No. 123 (R), resulting in a total value associated with these options for the years ended March 31, 2010 and 2009 of $94,900 and $45,200. Pursuant to SFAS No. 123(R), this amount will be accrued to compensation expense over the expected service term as vested. The accrued compensation expense related to these options and all other outstanding for the years ended March 31, 2010 and 2009  is $118,826 and $148,791 and has been expensed pursuant to the application of SFAS No. 123(R), and credited to additional paid-in capital.

As of March 31, 2010 there were 619,200 remaining options available to be issued in the Stock Option Plan.

A summary of the status of the Company's stock options as of March 31, 2010 and March 31, 2009 is presented below:

	March 31,	March 31,
	2010	2009
Options outstanding at beginning of year	2,880,800	2,310,800
Options granted	1,250,000	620,000
Options exercised	-	-
Options canceled	(250,000)	(50,000)
Options outstanding at end of year	3,880,800	2,880,800

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2010 AND 2009

The following table summarizes the information about the stock options as of March 31, 2010:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	.65	$.39	555,800	$.39
.50	795,000	.64	.50	795,000	.50
.40 - .50	45,000	.64	.43	45,000	.43
.40 - .66	330,000	1.25	.56	330,000	.56
.43	200,000	1.25	.43	200,000	.43
.38	135,000	1.26	.38	135,000	.38
.15 - 51	1,820,000	.32	.18	820,000	.18
$.10 – .66	3,880,800	.74	$.33	3,880,800	$.33

The following table summarizes the information about the stock options as of March 31, 2009:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	1.64	$.39	555,800	$.39
.50	795,000	1.64	.50	795,000	.50
.40 - .50	45,000	1.64	.43	45,000	.43
.40 - .66	330,000	2.17	.43	330,000	.43
.43	200,000	2.25	.43	200,000	.43
.38	135,000	2.26	.38	135,000	.38
.15 - 51	620,000	0.73	.27	500,000	.25
$.10 – .66	2,880,800	1.62	$.42	2,760,800	$.43

NOTE 9 – EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2010 and 2009, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.

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