Form 10-Q
period 2010-06-30
ENXNET INC
filed 2010-08-16
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were outstanding 42,440,518 shares of the registrant’s common stock, $.0005 par value.

ENXNET, INC
BALANCE SHEET

	June 30, 2010	March 31, 2010
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$8,282	$24,289
Accounts receivable	-	-
Prepaid expenses	59,457	63,545
TOTAL CURRENT ASSETS	67,739	87,834
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(72,441)	(70,967)
TOTAL FIXED ASSETS	8,235	9,709
OTHER ASSETS
Licenses, net	-	-
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$77,111	$98,680
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$513,186	$518,075
Advances from officer - related party	47,580	46,580
Advances from stockholder	31,000	31,000
Notes payable	211,413	226,413
Notes payable - related party	741,525	761,525
TOTAL CURRENT LIABILITIES	1,544,704	1,583,593
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 37,512,599 and 36,108,429 shares issued and outstanding	1,876	1,805
Additional paid-in capital	4,783,218	4,680,380
Accumulated deficit	(6,152,687)	(6,067,098)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,467,593)	(1,484,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$77,111	$98,680

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	June 30,
	2010	2009

REVENUES	$-	$3,990
COST OF SALES	-	1,325
Gross Profit	-	2,665
EXPENSES
Consulting fees	36,950	56,250
Depreciation & amortization	1,474	242
Advertising	-	2,350
Payroll	7,679	39,694
Professional services	26,362	14,390
Occupancy	3,392	4,148
Office	1,535	2,496
Travel	433	394
Other	-	425
Total Expenses	77,825	120,389
LOSS FROM OPERATIONS	(77,825)	(117,724)
OTHER INCOME (EXPENSE)
Interest expense	(7,764)	(11,930)
Loss on sale of marketable securities	-	-
Bad debt recovery	-	-
Other income	-	8,768
Total Other Income (Expense)	(7,764)	(3,162)
COMPREHENSIVE LOSS	$(85,589)	$(120,886)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$(0.004)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	36,253,924	33,218,161

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,589)	$(120,886)
Depreciation and amortization	1,474	1,567
Common stock issued for services	-	47,000
Stock options issued	32,700	38,681
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	-	(3,991)
Decrease (increase) in prepaid expenses	4,088	(8,120)
Increase (decrease) in accounts payable & accrued expenses	(680)	5,123
Net cash provided (used) by operating activities	(48,007)	(40,626)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	31,000	-
Proceeds from note payable	-	-
Proceeds from advances from officer and stockholder	5,000	39,300
Repayment of advances	(4,000)	(2,000)
Net cash provided (used) by financing activities		37,300
NET INCREASE (DECREASE) IN CASH	(16,007)	(3,326)
CASH - Beginning of period	24,289	10,630
CASH - End of period	$8,282	$7,304
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$-	$47,000
Common stock issued for payment of debt	$35,000	$38,681
Common stock issued for payment of accrued expenses	$4,209	$-

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2010 included in the Company Form 10-K.

THE BUSINESS

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
NOTES TO FINANCIAL STATEMENTS

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

Depreciation expenses for the three months ended June 30, 2010 and 2009 was $1,474 and $1,567, respectively.

Advertising
Advertising costs are expensed as incurred.

Licenses
The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and have been expensed using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

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

Income Taxes
Income taxes are provided based on the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets as management does not believe the Company has met the "more likely than not" standard allow recognition of such an asset.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer.  Customer account balances with invoices dated over thirty days or thirty days past the due date are considered delinquent.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Assets and Liabilities
Under FASB ASC 825 (prior authoritative literature, FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”) the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and debt.  The Company believes that the carrying amounts approximate fair value for all such instruments.

FASB ASC 820 (prior authoritative literature: SFAS No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic No. 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:
Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Pricing inputs are unobservable for the assets and liabilities, including situations in which there is little to no market activity.

Fair values assigned to the Company’s acquired fixed assets were determined using Level 2, and the fair value associated with the Company’s intangible asset was based on Level 3 inputs.  The inputs used to determine fair value require significant management judgment and estimation.

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2010 and March 31, 2010.

Research and Development Costs
Research and development costs are charged to expense as incurred.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation
FASB ASC 718 (prior authoritative literature, FASB SFAS No. 123(R) “Share-Based Payment”), requires that measurement of the cost of employee services received in exchange for an award of equity instruments be based on the grant-date fair value of the award. Such costs are recorded over the periods employees are required to render services in exchange for the awards.

Income Tax/Deferred Tax Policy
FASB ASC 740 (prior authoritative literature, FASB SFAS No. 109, “Accounting for Income Taxes”) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differing treatment of certain items between the Company’s financial records and tax returns.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates by tax jurisdiction that are scheduled to be in effect, based on currently enacted tax laws, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset that is not expected to be realized.

FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties, if incurred, are included in interest and financing expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2007 – 2009.  The Company does not believe it has any material uncertain tax positions.

Net Loss Per Share
Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from management’s estimates.

Unaudited Financial Statements
The accompanying unaudited financial statements for the three months ended June 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 Annual Report on Form 10-K.

ENXNET, INC
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

NOTE 3 – INCOME TAXES

At June 30, 2010 and March 31, 2010, the Company had net deferred tax assets of approximately $2,092,000 and $2,063,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2010 and March 31, 2010. At June 30, 2010, the Company has net operating loss carry forwards totaling approximately $6,153,000 which will begin to expire in the year 2015.

NOTE 4 – NOTES PAYABLE

Notes payable-related party consists of the following:
	June 30, 2010	March 31, 2010
8% convertible note payable to Ryan Corley, President of the Company, due on demand, Convertible into a maximum of 1,100,000 common shares	$110,000	$110,000
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 9,198,410 common shares	459,920	479,920
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,412,500 common shares	101,000	101,000
Total notes payable-related party	$741,525	$761,525

Notes payable consist of the following:	March 31,
	2010	2009
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	$175,000	$175,000
2% convertible notes payable to 3 stockholders, due on demand, convertible into a maximum of 728,267 common shares	36,413	51,413
Total notes payable	$211,413	$226,413

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at June 30, 2010 and March 31, 2010 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the three months ended June 30, 2010, the CEO made additional unsecured advances totaling $5,000. During the three months ended June 30, 2010 the Company made payments on these advances of $4,000. At June 30, 2010 and March 31, 2010, advances from the CEO were $47,580 and $46,580, respectively.

The Company has notes payable to the CEO in the aggregate amount of $591,625 and $611,625 as of June 30, 2010 and March 31, 2010. On May 12, 2010, the CEO transferred $20,000 of these notes to unrelated entities. Accrued interest owed on these notes at June 30, 2010 and March 31, 2010 is $179,085 and $174,390. These notes and accrued interest are convertible into 11,575,848 and 11,759,189 shares of Rule 144 restricted common stock of the company.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company in prior years. At June 30, 2010 and March 31, 2010, advances from the entity controlled by the CEO were $-0- and notes payable totaled $149,900. Accrued interest owed on these notes at June 30, 2010 and March 31, 2010 is $4,547 and $3,547. These notes and accrued interest are convertible into 2,453,951 and 2,438,509 shares of Rule 144 restricted common stock of the company.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 620,000 shares of restricted common stock in exchange for cash in the amount of $31,000 during the three months ended June 30, 2010.

The Company issued 784,170 shares of restricted common stock in exchange of notes payable in the amount of $39,000 and accrued interest in the amount of $209 during the three months ended June 30, 2010.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the three months ended June 30, 2010, the Company did not grant any options under the plan. At June 30, 2010 there were 2,380,800 options issued under the Plan and 619,200 options available to issue under the Plan.

The Company also issues stock options to purchase Rule 144 restricted common stock which is not issued under the Plan. During the three months ended June 30, 2010, the Company granted 300,000 options to purchase the Company’s common stock for a period of 24 months at an exercise price of $.05 per share to an unrelated entity who had purchased 300,000 shares of common stock for $15,000.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	2.04%
Risk-free interest rate	.43 to .33%
Expected life	2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

A summary of the status of the Company's stock options as of June 30, 2010 and March 31, 2010 is presented below:

	June 30,	March 31,
	2010	2010
Options outstanding at beginning of year	3,880,800	2,880,800
Options granted	300,000	1,250,000
Options exercised	-	-
Options canceled	-	(250,000)
Options outstanding at end of year	4,180,800	3,880,800

The following table summarizes the information about the stock options as of June 30, 2010:

Range of Exercise Price	Number Outstanding at June 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at June 30	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	.40	$.39	555,800	$.39
.50	795,000	.39	.50	795,000	.50
.40 - .50	45,000	.39	.43	45,000	.43
.40 - .66	330,000	1.01	.56	330,000	.56
.43	200,000	1.01	.43	200,000	.43
.38	135,000	1.01	.38	135,000	.38
.06 - 51	1,820,000	.21	.18	1,820,000	.18
.05	300,000	1.94	.05	300,000	.05
$.05 – .66	4,180,800	.59	$.31	4,180,800	$.31

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2010:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	.65	$.39	555,800	$.39
.50	795,000	.64	.50	795,000	.50
.40 - .50	45,000	.64	.43	45,000	.43
.40 - .66	330,000	1.25	.56	330,000	.56
.43	200,000	1.25	.43	200,000	.43
.38	135,000	1.26	.38	135,000	.38
.06 - 51	1,820,000	.32	.18	1,820,000	.18
$.06 – .66	3,880,800	.74	$.33	3,880,800	$.33

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

NOTE 9 – SUBSEQUENT EVENTS

In July 2010 the Company issued 4,927,919 shares of restricted common stock in the retirement of $246,396 in notes payable.

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

Results of Operations – Three months ended June 30, 2010 and 2009.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates. For the three months ended June 30, 2010 and 2009, the Company had revenues of $-0- and $3,990.

The Company incurred operating expenses of $77,825 and $117,724 for the three months ended June 30, 2010 and 2009, a decrease of $39,899 or 33.89%. The decrease in operating expenses of $39,899 for the three months ended June 30, 2010 when compared to the three month period ended June 30, 2009 is attributed to:

Increases in:

•	Professional fees of $11,972,

Decreases in:

•	Consulting expenses of $19,300,
•	Payroll expenses of $33,035,

The increase in professional fees $11,972 or 83.20% for the three months ended June 30, 2010 compared to the three month period ended June 30, 2009 is attributed to the legal fees for patent fillings in the United States and internationally.

The decrease in consulting expenses of $19,300 for the three months ended June 30, 2010 compared to the three month period ended June 30, 2009 is related to valuation of common stock options and common stock issued to compensate our consultants.

The decrease in payroll expenses of $32,015 or 80.65% for the three months ended June 30, 2010 compared to the three month period ended June 30, 2009 is attributed to the following:

•	Reduction in two employees resulted in a decrease of $10,082
•	Decrease in valuation of compensation cost of options and common stock issued to employees of $18,278
•	Decrease in medical insurance for employees of $3,655

Other classifications of expenses did not fluctuate substantially for the three month period ended June 30, 2010 to June 30, 2009.

During the three months ended June 30, 2010 and 2009 we incurred net losses of $85,589 and $120,886 or $(0.002) and $(0.004) per share.

Liquidity and Capital Resources.

From inception through June 30, 2010, the Company has issued 37,512,599 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patent for EnXcase and the pending patents for ThinDisc, Disc Security Tag, a Passive Resonant Reflector and a Design Patent covering an Antenna for a Storage Disc.  The Company has $8,282 in cash as of June 30, 2010.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2010. At June 30, 2010 and March 31, 2010 the working capital deficit was $1,476,965 and $1,495,759, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2010 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Depreciation expenses for the three months ended June 30, 2010 and 2009 was $1,474 and $1,567, respectively.

Advertising
Advertising costs are expensed as incurred.

Licenses
The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and have been expensed using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

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

Income Taxes
Income taxes are provided based on the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets as management does not believe the Company has met the "more likely than not" standard to allow recognition of such an asset.

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

Fair Value of Financial Assets and Liabilities
Under FASB ASC 825 (prior authoritative literature, FASB SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”) the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and debt.  The Company believes that the carrying amounts approximate fair value for all such instruments.

FASB ASC 820 (prior authoritative literature: SFAS No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic No. 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:
Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Pricing inputs are unobservable for the assets and liabilities, including situations in which there is little to no market activity.

Fair values assigned to the Company’s acquired fixed assets were determined using Level 2, and the fair value associated with the Company’s intangible asset was based on Level 3 inputs.  The inputs used to determine fair value require significant management judgment and estimation.

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2010 and March 31, 2010.

Research and Development Costs
Research and development costs are charged to expense as incurred.

Stock-Based Compensation
FASB ASC 718 (prior authoritative literature, FASB SFAS No. 123(R) “Share-Based Payment”), requires that measurement of the cost of employee services received in exchange for an award of equity instruments be based on the grant-date fair value of the award. Such costs are recorded over the periods employees are required to render services in exchange for the awards.

Income Tax/Deferred Tax Policy
FASB ASC 740 (prior authoritative literature, FASB SFAS No. 109, “Accounting for Income Taxes”) requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differing treatment of certain items between the Company’s financial records and tax returns.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates by tax jurisdiction that are scheduled to be in effect, based on currently enacted tax laws, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset that is not expected to be realized.

FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties, if incurred, are included in interest and financing expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2007 – 2009.  The Company does not believe it has any material uncertain tax positions.

Net Loss Per Share
Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from management’s estimates.

Unaudited Financial Statements
The accompanying unaudited financial statements for the three months ended June 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 Annual Report on Form 10-K.

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

EnXnet

Dated: August 16, 2010	By:	/s/ Ryan Corley
Ryan Corley, President. Chief Executive Officer
(Principal Executive Officer)