Form 10-Q
period 2010-09-30
ENXNET INC
filed 2010-11-15
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 27, 2010, there were outstanding 42,630,518 shares of the registrant’s common stock, $.0005 par value.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ENXNET, INC
BALANCE SHEET

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$7,165	$24,289
Accounts receivable	-	-
Prepaid expenses	56,119	63,545
TOTAL CURRENT ASSETS	63,284	87,834
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(73,915)	(70,967)
TOTAL FIXED ASSETS	6,761	9,709
OTHER ASSETS
Licenses, net	-	-
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$71,182	$98,680
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$481,533	$518,075
Advances from officer - related party	21,480	46,580
Advances from stockholder	31,000	31,000
Notes payable - stockholder	181,413	226,413
Notes payable - related party	631,525	761,525
TOTAL CURRENT LIABILITIES	1,346,951	1,583,593
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 42,630,518 and 36,108,429 shares issued and outstanding	2,131	1,805
Additional paid-in capital	5,038,858	4,680,380
Accumulated deficit	(6,216,758)	(6,067,098)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,275,769)	(1,484,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$71,182	$98,680

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2010	2009		2010	2009
REVENUES	$-		$8,550	$-	$12,540
COST OF SALES	-		5,825	-	7,150
Gross Profit	-		2,725	-	5,390
EXPENSES
Consulting fees	4,450		52,650	41,400	108,900
Depreciation & amortization	1,474		153	2,948	395
Advertising	-		-	-	2,350
Payroll	13,673		23,186	20,332	62,880
Professional services	33,914		5,687	60,276	20,077
Occupancy	3,868		4,538	7,260	8,686
Office	1,412		1,870	2,947	4,366
Travel	56		403	489	797
Other	404		25	404	450
Total Expenses	59,251		88,512	136,056	208,901
LOSS FROM OPERATIONS	(59,251)		(85,788)	(136,056)	(203,512)
OTHER INCOME (EXPENSE)
Interest expense	(5,841)		(12,061)	(13,605)	(23,991)
Other income	-		-	-	8,768
Interest income	-		-	-	-
Total Other Income (Expense)	(5,841)		(12,061)	(13,605)	(15,223)
COMPREHENSIVE LOSS	$(65,092)	$	(97,849)	$(149,661)	$(218,735)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)		$(0.003)	$(0.004)	$(0.007)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	38,373,661		33,356,854	38,373,661	33,356,854

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,661)	$(218,735)
Depreciation and amortization	2,948	3,046
Common stock issued for services	-	51,007
Stock options issued	32,700	92,595
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	-	(10,274)
Decrease (increase) in prepaid expenses	7,426	(5,175)
Increase (decrease) in accounts payable & accrued expenses	40,063	18,404
Net cash provided (used) by operating activities	(66,524)	(69,132)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	40,500	16,000
Payments on from note payable	4,000	-
Proceeds from advances from officer and stockholder	8,900	55,093
Repayment of advances	(4,000)	(3,200)
Net cash provided (used) by financing activities	49,400	67,893
NET INCREASE (DECREASE) IN CASH	(17,124)	(1,239)
CASH - Beginning of period	24,289	10,630
CASH - End of period	$7,165	$9,391
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$-	$51,007
Common stock issued for payment of debt	$179,000	$-
Common stock issued for payment of accrued expenses	$76,604	$-

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2010 included in the Company Form 10-K.

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

Tap ‘n Go II
We received a patent for our Optical Disc Having Remote Reading Capabilities on May 27, 2010.

DVDplus
The Company entered into a license on September 2, 2003 with DVDplus International, Inc. to manufacture and market DVDplus in the United States, Canada, and Mexico. DVDplus is a dual sided, hybrid optical disc media that uniquely combines two distinct content storage formats for distribution on a single disc, a DVD (digital versatile disc) on one side and a CD (compact disc) on the other. DVDplus allows content publishers to integrate their visual and audio assets into a single distribution. Utilizing the latest in manufacturing technology, the CD and DVD layers are bonded together to provide a multi-format hybrid disc, which is compatible with all CD, CD-ROM, DVD ROM formats, and is readable and capable of playback in conventional CD and DVD players and including players that are found in personal computers alike. DVDplus allows content publishers to integrate their visual and audio assets into a single distribution, such as releasing a DVD movie and its soundtrack together.

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

EnXcase
EnXcase combines two distinct features for the DVDplus (OneDisc - two-sided DVD-CD) optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXcase. The Company developed this unique case primarily for use with the DVDplus (OneDisc) two-sided disc format. The Company filed for a United States patent on EnXcase on October 10, 2003 and was awarded the patent on September 19, 2006.

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

Depreciation expenses for the six months ended September 30, 2010 and 2009 was $2,948 and $3,046, respectively.

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

Fair Value of Financial Assets and Liabilities
Under FASB ASC 825 the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and debt.  The Company believes that the carrying amounts approximate fair value for all such instruments.

FASB ASC 820 defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic No. 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2010 and March 31, 2010.

Research and Development Costs
Research and development costs are charged to expense as incurred.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

Stock-Based Compensation
FASB ASC 718 requires that measurement of the cost of employee services received in exchange for an award of equity instruments be based on the grant-date fair value of the award. Such costs are recorded over the periods employees are required to render services in exchange for the awards.

Income Tax/Deferred Tax Policy
FASB ASC 740  requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differing treatment of certain items between the Company’s financial records and tax returns.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates by tax jurisdiction that are scheduled to be in effect, based on currently enacted tax laws, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset that is not expected to be realized.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the six months ended September 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 Annual Report on Form 10-K.

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

NOTE 3 – INCOME TAXES

At September 30, 2010 and March 31, 2010, the Company had net deferred tax assets of approximately $2,114,000 and $2,063,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2010 and March 31, 2010. At September 30, 2010, the Company has net operating loss carry forwards totaling approximately $6,216,000 which will begin to expire in the year 2015.

NOTE 4 – NOTES PAYABLE

Notes payable-related party consists of the following:
	September 30, 2010	March 31, 2010
8% convertible note payable to Ryan Corley, President of the Company, due on demand, Convertible into a maximum of 1,100,000 common shares	$-	$110,000

3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 9,198,410 common shares	459,920	479,920
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,412,500 common shares	101,000	101,000
Total notes payable-related party	$631,525	$761,525

Notes payable-stockholder consist of the following:
	March 31,
	2010	2009
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	$175,000	$175,000
2% convertible notes payable to 2 stockholders, due on demand, convertible into a maximum of 728,267 common shares	6,413	51,413
Total notes payable	$181,413	$226,413

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at September 30, 2010 and March 31, 2010 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the six months ended September 30, 2010, the CEO made additional unsecured advances totaling $8,900. During the six months ended September 30, 2010 the Company made payments on these advances of $4,000. During the six months ended September 30, 2010 the CEO requested that $30,000 of advances be converted to notes payable for trusts held for the benefit of his children. These notes were subsequently converted into 600,000 shares of the Company’s common stock. At September 30, 2010 and March 31, 2010, advances from the CEO were $21,480 and $46,580, respectively.

The Company has notes payable to the CEO in the aggregate amount of $481,625 and $611,625 as of September 30, 2010 and March 31, 2010. During the six months ended September 30, 2010, the CEO transferred $20,000 of these notes to unrelated entities. These notes with accrued interest were then converted into 401,070 shares of the Company’s common stock. Also during the six months ended September 30, 2010, the CEO transferred $25,000 of notes payable to the CFO, Secretary and an outside member of the Board of Directors. These notes were then converted into 500,000 shares of the Company’s common stock. Additionally during the six months ended September 30, 2010, the CEO requested conversion of $85,000 in notes payable and $76,396 of accrued interest. The CEO assigned 1,563,940 of the conversion shares to trusts held for the benefit of his children, a relative and an unrelated individual. The CFO received 1,663,979 of the converted shares. Accrued interest owed on these notes at September 30, 2010 and March 31, 2010 is $105,678 and $174,390. These notes and accrued interest are convertible into 9,765,373 and 11,759,189 shares of Rule 144 restricted common stock of the company.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. At September 30, 2010 and March 31, 2010, advances from the entity controlled by the CEO were $3,350 and $-0- with notes payable totaled $149,900 and $149,900. Accrued interest owed on these notes at September 30, 2010 and March 31, 2010 is $5,557 and $3,547. These notes and accrued interest are convertible into 2,469,562 and 2,438,509 shares of Rule 144 restricted common stock of the company.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 810,000 shares of restricted common stock in exchange for cash in the amount of $40,500 during the six months ended September 30, 2010.

The Company issued 5,712,089 shares of restricted common stock in exchange of notes payable in the amount of $179,000 and accrued interest in the amount of $76,604 during the six months ended September 30, 2010.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the six months ended September 30, 2010, the Company did not grant any options under the plan. At September 30, 2010 there were 2,380,800 options issued under the Plan and 365,000 options available to issue under the Plan.

The Company also issues stock options to purchase Rule 144 restricted common stock which is not issued under the Plan. During the six months ended September 30, 2010, the Company granted 300,000 options to purchase the Company’s common stock for a period of 24 months at an exercise price of $.05 per share to an unrelated entity who had purchased 300,000 shares of common stock for $15,000.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	2.04%
Risk-free interest rate	.43 to .33%
Expected life	2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

A summary of the status of the Company's stock options as of September 30, 2010 and March 31, 2010 is presented below:

	September 30,	March 31,
	2010	2010
Options outstanding at beginning of year	3,880,800	2,880,800
Options granted	300,000	1,250,000
Options exercised	-	-
Options canceled	(500,000)	(250,000)
Options outstanding at end of year	3,680,800	3,880,800

The following table summarizes the information about the stock options as of September 30, 2010:

Range of Exercise Price	Number Outstanding at September 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at September 30	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	.15	$.39	555,800	$.39
.50	795,000	.14	.50	795,000	.50
.40 - .50	45,000	.14	.43	45,000	.43
.40 - .66	330,000	.75	.56	330,000	.56
.43	200,000	.75	.43	200,000	.43
.38	135,000	.75	.38	135,000	.38
.06 - 51	1,320,000	.20	.14	1,320,000	.14
.05	300,000	1.69	.05	300,000	.05
$.05 – .66	3,680,800	.41	$.31	3,680,800	$.31

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2010:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	.65	$.39	555,800	$.39
.50	795,000	.64	.50	795,000	.50
.40 - .50	45,000	.64	.43	45,000	.43
.40 - .66	330,000	1.25	.56	330,000	.56
.43	200,000	1.25	.43	200,000	.43
.38	135,000	1.26	.38	135,000	.38
.06 - 51	1,820,000	.32	.18	1,820,000	.18
$.06 – .66	3,880,800	.74	$.33	3,880,800	$.33

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

Results of Operations – Three months ended September 30, 2010 and 2009.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates. For the three months ended September 30, 2010 and 2009, the Company had revenues of $-0- and $8,550.

The Company incurred operating expenses of $59,251 and $88,512 for the three months ended September 30, 2010 and 2009, a decrease of $29,261 or 33.06%. The decrease in operating expenses of $29,261 for the three months ended September 30, 2010 when compared to the three month period ended September 30, 2009 is attributed to:

Increases in:

•	Professional fees of $28,227,
•	All other expense categories $1,034

Decreases in:

•	Consulting expenses of $48,200,
•	Payroll expenses of $9,513

The increase in professional fees $28,227 for the three months ended September 30, 2010 compared to the three month period ended September 30, 2009 is attributed to the legal fees for patent fillings in the United States and internationally as well as audit fees for the prior year end and the previous quarter.

The decrease in consulting expenses of $48,200 for the three months ended September 30, 2010 compared to the three month period ended September 30, 2009 is related to valuation of common stock options and common stock issued to compensate our consultants. In the current quarter we did not issue stock or options for consulting services.

The decrease in payroll expenses of $9,513 or 41.03% for the three months ended September 30, 2010 compared to the three month period ended September 30, 2009 is attributed to the following:

•	Reduction in an employee resulted in a decrease of $8,720

•	Decrease in valuation of compensation cost of options and common stock issued to employees of $1,278
•	Decrease in medical insurance for employees of $1,245

Other classifications of expenses did not fluctuate substantially for the three month period ended September 30, 2010 to September 30, 2009.

During the three months ended September 30, 2010 and 2009 we incurred net losses of $65,092 and $97,849 or $(0.002) and $(0.003) per share.

Results of Operations – Six months ended September 30, 2010 and 2009.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates. For the six months ended September 30, 2010 and 2009, the Company had revenues of $-0- and $12,540.

The Company incurred operating expenses of $136,056 and $208,901 for the six months ended September 30, 2010 and 2009, a decrease of $72,846 or 34.87%. The decrease in operating expenses of $72,846 for the six months ended September 30, 2010 when compared to the six month period ended September 30, 2009 is attributed to:

Increases in:

•	Professional fees of $40,198,

Decreases in:

•	Consulting expenses of $67,500,
•	Payroll expenses of $42,548,
•	All other expense categories $2,996

The increase in professional fees $40,198 for the six months ended September 30, 2010 compared to the six month period ended September 30, 2009 is attributed to the legal fees for patent fillings in the United States and internationally as well as auditing fees for the prior year end and previous quarter.

The decrease in consulting expenses of $67,500 for the six months ended September 30, 2010 compared to the six month period ended September 30, 2009 is related to valuation of common stock options and common stock issued to compensate our consultants.

The decrease in payroll expenses of $42,548 or 67.67% for the six months ended September 30, 2010 compared to the six month period ended September 30, 2009 is attributed to the following:

•	Reduction in two employees resulted in a decrease of $28,378
•	Decrease in valuation of compensation cost of options and common stock issued to employees of $9,980
•	Decrease in medical insurance for employees of $4,900

Other classifications of expenses did not fluctuate substantially for the six month period ended September 30, 2010 to September 30, 2009.

During the six months ended September 30, 2010 and 2009 we incurred net losses of $149,661 and $218,735 or $(0.004) and $(0.007) per share.

Liquidity and Capital Resources.

From inception through September 30, 2010, the Company has issued 42,630,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patents for ThinDisc, Passive Resonant Reflector, and an Antenna for a Capital Storage Disc, EnXcase, and pending patent for Disc Security Tag.  The Company has $7,165 in cash as of September 30, 2010.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2010. At September 30, 2010 and March 31, 2010 the working capital deficit was $1,283,667 and $1,495,759, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2010 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Assets and Liabilities
Under FASB ASC 825 the Company is required to disclose the fair value of financial instruments for which it is practicable to estimate value.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued liabilities and debt.  The Company believes that the carrying amounts approximate fair value for all such instruments.

FASB ASC 820  defines fair value, establishes a framework for measurement, and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).  Topic No. 820 classifies the inputs used to measure fair value into the following hierarchy:

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2010 and March 31, 2010.

Research and Development Costs
Research and development costs are charged to expense as incurred.

Stock-Based Compensation
FASB ASC 718, requires that measurement of the cost of employee services received in exchange for an award of equity instruments be based on the grant-date fair value of the award. Such costs are recorded over the periods employees are required to render services in exchange for the awards.

Income Tax/Deferred Tax Policy
FASB ASC 740  requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differing treatment of certain items between the Company’s financial records and tax returns.  Deferred tax assets are also established for tax benefits associated with tax loss and tax credit carryforwards.  Such deferred balances reflect tax rates by tax jurisdiction that are scheduled to be in effect, based on currently enacted tax laws, in the years the book/tax differences reverse and tax loss and tax credit carryforwards are expected to be realized.  An allowance is established for any deferred tax asset that is not expected to be realized.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the six months ended September 30, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 Annual Report on Form 10-K.

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

EnXnet

Dated: November 15, 2010	By:	/s/ Ryan Corley
Ryan Corley, President. Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit          Description
31.1                Rule 15d-14(a) Certification of CEO
31.2                Rule 15d-14(a) Certification of CFO
32.1                Rule 1350 Certification of CEO