Form 10-Q
period 2010-12-31
ENXNET INC
filed 2011-02-15
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of February 10, 2011, there were outstanding 42,985,018 shares of the registrant’s common stock, $.0005 par value.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ENXNET, INC
BALANCE SHEET

	December 31, 2010	March 31, 2010
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$11,471	$24,289
Accounts receivable	-	-
Prepaid expenses	52,543	63,545
TOTAL CURRENT ASSETS	64,014	87,834
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(75,389)	(70,967)
TOTAL FIXED ASSETS	5,287	9,709
OTHER ASSETS
Licenses, net	-	-
Investment, net	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$70,438	$98,680
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$477,364	$518,075
Advances from officer - related party	47,980	46,580
Advances from stockholder	31,000	31,000
Notes payable - stockholder	181,413	226,413
Notes payable - related party	641,875	761,525
TOTAL CURRENT LIABILITIES	1,379,632	1,583,593
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 42,985,018 and 36,108,429 shares issued and outstanding	2,149	1,805
Additional paid-in capital	5,052,340	4,680,380
Accumulated deficit	(6,263,683)	(6,067,098)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,309,194)	(1,484,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$70,438	$98,680

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2010	2009		2010	2009
REVENUES	$-		$-	$-	$12,540
COST OF SALES	-		-	-	7,150
Gross Profit	-		-	-	5,390
EXPENSES
Consulting fees	9,830		27,960	51,230	136,860
Depreciation & amortization	1,474		198	4,422	593
Advertising	-		-	-	2,350
Payroll	8,352		16,977	28,684	79,857
Professional services	15,848		7,908	76,124	27,985
Occupancy	4,116		3,640	11,376	12,326
Office	1,094		1,991	4,041	6,357
Travel	87		189	576	986
Other	772		1,475	1,176	1,925
Total Expenses	41,573		60,338	177,629	269,239
LOSS FROM OPERATIONS	(41,573)		(60,338)	(177,629)	(263,849)
OTHER INCOME (EXPENSE)
Interest expense	(5,351)		(12,194)	(18,956)	(36,185)
Other income	-		-	-	8,768
Interest income	-		-	-	-
Total Other Income (Expense)	(5,351)		(12,194)	(18,956)	(27,417)
COMPREHENSIVE LOSS	$(46,924)	$	(72,532)	$(196,585)	$(291,266)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.001)		$(0.002)	$(0.005)	$(0.009)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	42,765,295		33,764,129	42,985,018	33,764,129

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,585)	$(291,266)
Depreciation and amortization	4,422	4,568
Common stock issued for services	12,600	107,109
Stock options issued	32,700	118,826
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	-	7,729
Decrease (increase) in prepaid expenses	11,002	(51,167)
Increase (decrease) in accounts payable & accrued expenses	35,893	18,302
Net cash provided (used) by operating activities	(99,968)	(85,899)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	41,400	24,500
Proceeds from note payable	14,350	5,000
Proceeds from advances from officer and stockholder	37,800	60,693
Repayment of advances	(6,400)	(3,200)
Net cash provided (used) by financing activities	87,150	86,993
NET INCREASE (DECREASE) IN CASH	(12,818)	1,094
CASH - Beginning of period	24,289	10,630
CASH - End of period	$11,471	$11,724
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$12,600	$107,109
Common stock issued for payment of debt	$179,000	$-
Common stock issued for payment of accrued expenses	$76,604	$-

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ended March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the "Company" audited financial statements for the year ended March 31, 2010 included in the Company Form 10-K.

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

Depreciation expenses for the nine months ended December 31, 2010 and 2009 was $4,422 and $4,568, respectively.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2010 and March 31, 2010.

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

FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties, if incurred, are included in interest and financing expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2008 – 2010.  The Company does not believe it has any material uncertain tax positions.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the nine months ended December 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 Annual Report on Form 10-K.

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

NOTE 3 – INCOME TAXES

At December 31, 2010 and March 31, 2010, the Company had net deferred tax assets of approximately $2,130,000 and $2,063,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2010 and March 31, 2010. At December 31, 2010, the Company has net operating loss carry forwards totaling approximately $6,263,000 which will begin to expire in the year 2015.

NOTE 4 – NOTES PAYABLE

Notes payable-related party consists of the following:
	December 31, 2010	March 31, 2010
8% convertible note payable to Ryan Corley, President of the Company, due on demand, Convertible into a maximum of 1,100,000 common shares	$-	$110,000

3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 9,198,410 common shares	459,920	479,920
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,412,500 common shares	101,000	101,000
3% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 207,000 common shares	10,350	-
Total notes payable-related party	$641,875	$761,525

Notes payable-stockholder consist of the following:
	March 31,
	2010	2009
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	$175,000	$175,000
2% convertible notes payable to 2 stockholders, due on demand, convertible into a maximum of 728,267 common shares	6,413	51,413
Total notes payable	$181,413	$226,413

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at December 31, 2010 and March 31, 2010 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the nine months ended December 31, 2010, the CEO made additional unsecured advances totaling $24,900. During the nine months ended December 31, 2010 the Company made payments on these advances of $4,000. During the nine months ended December 31, 2010 the CEO requested that $30,000 of advances be converted to notes payable for trusts held for the benefit of his children. These notes were subsequently converted into 600,000 shares of the Company’s common stock. At December 31, 2010 and March 31, 2010, advances from the CEO were $37,480 and $46,580, respectively.

The Company has notes payable to the CEO in the aggregate amount of $481,625 and $611,625 as of December 31, 2010 and March 31, 2010. During the nine months ended December 31, 2010, the CEO transferred $20,000 of these notes to unrelated entities. These notes with accrued interest were then converted into 401,070 shares of the Company’s common stock. Also, during the nine months ended December 31, 2010, the CEO transferred $25,000 of notes payable to the CFO, Secretary and an outside member of the Board of Directors. These notes were then converted into 500,000 shares of the Company’s common stock. Additionally, during the nine months ended December 31, 2010, the CEO requested conversion of $85,000 in notes payable and $76,396 of accrued interest. The CEO assigned 1,563,940 of the conversion shares to trusts held for the benefit of his children, a relative and an unrelated individual. The CEO received 1,663,979 of the converted shares. Accrued interest owed on these notes at December 31, 2010 and March 31, 2010 is $108,161 and $174,390. These notes and accrued interest are convertible into 9,813,795 and 11,759,189 shares of Rule 144 restricted common stock of the company.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. At December 31, 2010 and March 31, 2010, advances from the entity controlled by the CEO were $10,500 and $-0- with notes payable totaled $160,250 and $149,900. Accrued interest owed on these notes at December 31, 2010 and March 31, 2010 is $6,619 and $3,547. These notes and accrued interest are convertible into 2,485,173 and 2,438,509 shares of Rule 144 restricted common stock of the company.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 832,500 shares of restricted common stock in exchange for cash in the amount of $41,400 during the nine months ended December 31, 2010.

The Company issued 5,712,089 shares of restricted common stock in exchange of notes payable in the amount of $179,000 and accrued interest in the amount of $76,604 during the nine months ended December 31, 2010.

The Company issued 332,000 shares of restricted common stock in exchange for services in the amount of $12,600 for the nine months ended December 31, 2010.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the nine months ended December 31, 2010, the Company did not grant any options under the plan. At December 31, 2010 there were 985,000 options issued under the Plan and 365,000 options available to issue under the Plan.

The Company also issues stock options to purchase Rule 144 restricted common stock which is not issued under the Plan. During the nine months ended December 31, 2010, the Company granted 300,000 options to purchase the Company’s common stock for a period of 24 months at an exercise price of $.05 per share to an unrelated entity who had purchased 300,000 shares of common stock for $15,000. At December 31, 2010, there were 300,000 options issued not under the Plan

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	2.04%
Risk-free interest rate	.43 to .33%
Expected life	2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

A summary of the status of the Company's stock options as of December 31, 2010 and March 31, 2010 is presented below:

	December 31,	March 31,
	2010	2010
Options outstanding at beginning of year	3,880,800	2,880,800
Options granted	300,000	1,250,000
Options exercised	-	-
Options canceled	(2,895,800)	(250,000)
Options outstanding at end of year	1,285,000	3,880,800

The following table summarizes the information about the stock options as of December 31, 2010:

Range of Exercise Price	Number Outstanding at December 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at December 31	Weighted Average Exercise Price (Exercisable shares)
$.40 - .66	330,000	.50	$.56	330,000	$.56
.43	200,000	.50	.43	200,000	.43
.38	135,000	.51	.38	135,000	.38
.06 - 51	320,000	.50	.38	320,000	.38
.05	300,000	1.44	.05	300,000	.05
$.05 – .66	1,285,000	.74	$.36	1,285,000	$.36

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2010:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.10 - .50	555,800	.65	$.39	555,800	$.39
.50	795,000	.64	.50	795,000	.50
.40 - .50	45,000	.64	.43	45,000	.43
.40 - .66	330,000	1.25	.56	330,000	.56
.43	200,000	1.25	.43	200,000	.43
.38	135,000	1.26	.38	135,000	.38
.06 - 51	1,820,000	.32	.18	1,820,000	.18
$.06 – .66	3,880,800	.74	$.33	3,880,800	$.33

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

The Company currently has one full-time employee on the payroll. It is anticipated that the Company will need to hire additional employees in order to expand the marketing and developing of its products. The Company currently has arrangements with marketing affiliate Duplium for our DVDplus product and with iACTIVECARD LLC, One28 Marketing Group and Interactive Affinities for our ThinDisc product. Currently our employee and other outside consultants are used for the further development of our products.

Results of Operations – Three months ended December 31, 2010 and 2009.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $41,573 and $60,338 for the three months ended December 31, 2010 and 2009, a decrease of $18,765 or 31.10%. The decrease in operating expenses of $18,765 for the three months ended December 31, 2010 when compared to the three month period ended December 31, 2009 is attributed to:

Increases in:

•	Professional fees of $7,940
•	All other increasing expense categories $1,752

Decreases in:

•	Consulting expenses of $18,130
•	Payroll expenses of $8,625
•	All other decreasing expense categories $1,702

The increase in professional fees $7,230 for the three months ended December 31, 2010 compared to the three month period ended December 31, 2009 is attributed to the legal fees for patent filings in the United States and internationally as well as audit fees for the prior year end and the previous quarter.

The decrease in consulting expenses of $18,130 for the three months ended December 31, 2010 compared to the three month period ended December 31, 2009 is related to valuation of common stock options and common stock issued to compensate our consultants. In the current quarter we did not issue options for consulting services.

The decrease in payroll expenses of $8,625 or 50.80% for the three months ended December 31, 2010 compared to the three month period ended December 31, 2009 is attributed to the following:

•	Reduction in an employee resulted in a decrease of $5,816

•	Decrease in valuation of compensation cost of options and common stock issued to employees of $2,218
•	Decrease in medical insurance for employees of $591

Other classifications of expenses did not fluctuate substantially for the three month period ended December 31, 2010 to December 31, 2009.

During the three months ended December 31, 2010 and 2009 we incurred net losses of $46,924 and $72,532 or $(0.001) and $(0.002) per share.

Results of Operations – Nine months ended December 31, 2010 and 2009.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates. For the nine months ended December 31, 2010 and 2009, the Company had revenues of $-0- and $12,540.

The Company incurred operating expenses of $177,629 and $269,239 for the nine months ended December 31, 2010 and 2009, a decrease of $91,610 or 34.03%. The decrease in operating expenses of $91,610 for the nine months ended December 31, 2010 when compared to the nine month period ended December 31, 2009 is attributed to:

Increases in:

•	Professional services $48,139
•	Other increasing expenses categories $3,829

Decreases in:

•	Consulting expenses of $85,630
•	Payroll expenses of $51,173
•	Other decreasing expense categories $6,775

The increase in professional fees $48,139 for the nine months ended December 31, 2010 compared to the nine month period ended December 31, 2009 is attributed to the legal fees for patent filings in the United States and internationally as well as auditing fees for the prior year end and previous quarter.

The decrease in consulting expenses of $85,630 for the nine months ended December 31, 2010 compared to the nine month period ended December 31, 2009 is related to valuation of common stock options and common stock issued to compensate our consultants.

The decrease in payroll expenses of $51,173 or 64.08% for the nine months ended December 31, 2010 compared to the nine month period ended December 31, 2009 is attributed to the following:

•	Reduction in two employees resulted in a decrease of $25,968
•	Decrease in valuation of compensation cost of options and common stock issued to employees of $20,897
•	Decrease in medical insurance for employees of $4,308

Other classifications of expenses did not fluctuate substantially for the nine month period ended December 31, 2010 to December 31, 2009.

During the nine months ended December 31, 2010 and 2009 we incurred net losses of $196,585 and $291,266 or $(0.005) and $(0.009) per share.

Liquidity and Capital Resources.

From inception through December 31, 2010, the Company has issued 42,985,018 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patents for ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $11,471 in cash as of December 31, 2010.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2010. At December 31, 2010 and March 31, 2010 the working capital deficit was $1,315,618 and $1,495,759, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2010 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

Contractual Obligations.

At the present time, the Company has no material commitments for capital expenditures.  If capital expenditures are required after operations commence, the Company will pay for the same through the sale of common stock, or through loans from third parties.  There is no assurance, however, that such financing will be available and in the event such financing is not available, the Company may have to cease operations.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2010 and March 31, 2010.

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

FASB ASC 740 also prescribes a comprehensive model for how a company should measure, recognize, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  The Company recognizes the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Interest and penalties, if incurred, are included in interest and financing expense.  The Company’s income tax filings are subject to audit by various taxing authorities.  The Company’s open audit periods are 2008 – 2010.  The Company does not believe it has any material uncertain tax positions.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the nine months ended December 31, 2010 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2010 Annual Report on Form 10-K.

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

EnXnet

Dated: February 15, 2011	By:	/s/ Ryan Corley
Ryan Corley, President. Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

31.1	Rule 15d-14(a) Certification of CEO
31.2	Rule 15d-14(a) Certification of CFO
32.1	Rule 1350 Certification of CEO