Form 10-K
period 2011-03-31
ENXNET INC
filed 2011-06-28
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ENXNET, INC.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was $3,420,031.

On June 28, 2011, the registrant had 43,030,018 shares of common outstanding.

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

Disc Security Tag
Disc Security Tag, (DSTag), is an invention which utilizes proprietary Electronic Article Surveillance (EAS) tags embedded or adhered to a DVD or CD during the injection mold phase of the manufacturing process. Products, to which this process is applied, provide unique item identification for its customers and clients. Manufacturers that use this product are given the opportunity to enhance the integrity of their product while providing added value to their customers (retailers). This will help reduce or stop the enormous losses attributed to employee and retail theft. Additionally, it can give content developers, manufacturers, and distributors the ability to protect their investment by providing an efficient means to authenticate legitimate products over counterfeit products produced by unauthorized manufacturers. On November 2, 2010 the Company received the patent for DSTag. On September 29, 2009 the Company announced receiving the official Patent for the Passive Resonant Reflector.

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

Patents
The Company has received a patent covering ThinDisc which is our optical disc having a reduced planar thickness. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the ThinDisc patents.

The Company has received a patent covering our Optical Disc Having Remote Reading Capabilities. The Company believes that this Patent will afford protection under existing Patent law against infringement. There is no assurance, however, that third parties will not attempt to infringe on the Optical Disc Having Remote Reading Capabilities patents.

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

The Company has received a patent covering Disc Security Tag (DSTag). The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the Disc Security Tag (DSTag) patents.

The Company has received a patent covering EnXcase. The Company believes that this patent will afford protection under existing patent laws against infringement. There is no assurance, however, that third parties will not attempt to infringe on the EnXcase patents.

The Company has received a patent covering an Antenna for a Storage Disc. The Company believes that this Patent will afford protection under existing Patent law against infringement. There is no assurance, however, that third parties will not attempt to infringe on the Antenna for a Storage Disc design Patents.

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

No Operating History and Limited Revenues.
The Company has no record of profitable operations and there is nothing at this time that assumes the Company's plans will ultimately prove successful. The Company's Independent Certified Public Accountant's report on the Company's March 31, 2011 and 2010, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations and working capital deficit.

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

Issuance of Additional Shares.
The Company has available as of June 8, 2011 approximately 156,969,982 shares of Common Stock or 78.48% of the 200,000,000 authorized shares of Common Stock of the Company still remained unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

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

The Company currently leases its office and technology space in Tulsa, OK for $440 per month.

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

Market Information
The Company's stock is traded under the symbol "EXNT" on the OTCQB, and the symbol "AOHMDW" on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Period from January 1, 2011 to March 31, 2011	$0.06	$0.04
Period from October 1, 2010 to December 31, 2010	$0.10	$0.02
Period from July 1, 2010 to September 30, 2010	$0.12	$0.06
Period from April 1, 2010 to June 30, 2010	$0.13	$0.06
Period from January 1, 2010 to March 31, 2010	$0.18	$0.03
Period from October 1, 2009 to December 31, 2009	$0.24	$0.02
Period from July 1, 2009 to September 30, 2009	$0.50	$0.06
Period from April 1, 2009 to June 30, 2009	$0.55	$0.15

Holders
There were approximately 120 stockholders of record of the Common Stock as of June 8, 2011. This does not reflect those shares held beneficially or in "street" name.

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

Results of Operations.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010.

Revenues.
Our revenues from operations for the years ending March 31, 2011 and 2010 were $-0- and $12,540. Gross profits from these revenues were $-0- and $2,740, respectively. Revenues for the year ended March 31, 2010 consist of lease revenue on our DVDplus mold and royalty income from the production of DVDplus products.

Operating Expenses.
The Company incurred operating expenses for the years ended March 31, 2011 and 2010 of $234,902 and $346,732. The decrease in operating expenses of $111,831 (32%) is attributed to a decrease in consulting expense of $102,348 (61.7%); a decrease in payroll expense of $48,439 (55.9%); an increase in professional services of $49,389 (55.9%), other expense categories decreased by $10,433.

Consulting expenses for the year ended March 31, 2011 decreased $102,348 from the year ended March 31, 2010. The increase in consulting expenses is due to a decrease in the valuation of the underlying common stock shares and common stock options issued for consulting services performed. The consulting expenses related to the issuance of common stock and options were $61,237 and $163,475 for the years ended March 31, 2011 and 2010, a decrease of $102,238. Cash outlay for consulting expenses also decreased $110 in the current year.

The decrease in payroll expenses for the year ended March 31, 2011 of $48,439 relates to a reduction in employees from 3 to 1 which accounted for a reduction of $22,922 in expenses. The reduction also takes into account the compensation expense for options issued to employees. Prior year’s expenses included $25,518 in Black-Scholes option valuation while the current year did not include any expenses for options valuations.

Professional services expenses for the year ended March 31, 2011 increased $49,389 from the year ended March 31, 2010. Of the increase, $43,713 relates to our use of attorneys in the patent filing process. Professional accounting services accounted for $5,283 of the increase as well.

We incurred net losses for the years ended March 31, 2011 and 2010 of $259,208 and $379,632 or $(0.006) and $(0.016) per share.

Liquidity and Capital Resources.
The Company from inception through June 8, 2011 has issued 43,030,018 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, and the patent for ThinDisc, the Optical Disc, DSTag, EnXcase, and the Antenna patents. The Company has $8,443 in cash as of March 31, 2011.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2011 and 2010. The working capital deficit at March 31, 2011 and 2010 was $1,374,515 and $1,495,759, respectively. Current liabilities include notes payable, accrued interest on those notes and advances from the CEO and shareholders in the aggregate amount of $1,088,798 and $1,288,998, respectively. The adjusted working capital deficit without these related party liabilities for March 31, 2011 and 2010 is $285,717 and $206,761, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2011 and 2010 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets as of March 31, 2011 and 2010 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

Pattillo, Brown & Hill, LLP is the Company's independent auditor. At no time has there been any disagreement with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Our management team as of March 31, 2011 conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of March 31, 2011, the Company's internal control over financial reporting is effective.

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

Name	Age	Position(s)
Ryan Corley	67	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	52	Chief Financial Officer, Treasurer
Richard W Martel, Jr.	53	Director
Linda Howard	64	Secretary

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

Stephen Hoelscher - Chief Financial Officer and Treasurer
Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 31 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. In January 2006, Mr. Hoelscher became a director, secretary and CFO of Anpath Group, Inc, a North Carolina based small publicly traded company. Mr. Hoelscher will continue his work with EnXnet, Mastodon and Anpath and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Richard W. Martel, Jr. - Member of the Board of Directors
Mr. Martel was elected to the Board of Directors and began serving on October 1, 2006. Since November 1999, Mr. Martel has been the co-founder and President of Gem Depot, Inc which is an ecommerce company that sells and distributes gemstones, gold and jewelry over the internet. Mr. Martel is also the co-founder and Vice-President of Detekt Corporation, a company that provides nondestructive infrared services to diagnose electrical and roofing problems for facilities. Detekt was founded in April 1986. Mr. Martel received his B.S. in Chemistry from Oklahoma State University in Stillwater, Oklahoma in 1981 and a MBA in Telecommunications Management from St. Edwards University in Austin, Texas in 1998.

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2011 and 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley, President and Chief Executive Officer	2011	-0-	-0-	-0-	-0-	-0-
Ryan Corley, President and Chief Executive Officer	2010	-0-	-0-	-0-	-0-	-0-

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

Stock option Plan

2001 Stock Option Plan
We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 985,000 stock options that are outstanding at March 31, 2011.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	100,000	-0-	100,000	$0.66	2011
Richard Martel, Jr.	65,000	-0-	65,000	$0.35	2011
Stephen Hoelscher	325,000	-0-	325,000	$0.40	2011
Linda Howard	210,000	-0-	210,000	$0.39	2011

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	-	-	-	-	-	-	-
Richard Martel, Jr.	-	-	-	-	-	-	-

Securities Authorized for Issuance under Equity Compensation Plans
The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2011:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans(excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	985,000	$0.36	365,000
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	985,000	$0.36	365,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2011 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,193,948	19.00%
Steve Hoelscher (4)	665,760	1.54%
Richard W Martel, Jr. (5)	185,000	*
Linda Howard (6)	485,000	1.12%
All directors and named executive officers as a group (4 persons)	9,529,708	21.79%

Other 5% or Greater Beneficial Owners	-0-	N/A
* Less than 1%.
(1)           Beneficial ownership is calculated based on 43,030,018 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.
(2)           The address for the directors and named executive officers is c/o EnXnet, Inc 11333 E Pine St, Suite 92 Tulsa, OK 74116.
(3)           Includes 100,000 shares of common stock issuable upon the exercise of options at an average price of $.66 per share.
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

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the year ended March 31, 2011 and 2010, the CEO made additional unsecured advances totaling $48,400 and $12,593. During the year ended March 31, 2011 and 2010 the Company made payments on these advances of $4,000 and $2,000. Also during the year ended March 31, 2011 and 2010 the Company converted $88,437 and $-0- of the advances into notes payable. At March 31, 2011 and 2010, advances from the CEO were $2,543 and $46,580, respectively.

The Company has notes payable to the CEO in the aggregate amount of $540,062 and $611,625 as of March 31, 2011 and 2010. During the year ended March 31, 2011, the CEO transferred $20,000 of these notes to unrelated entities. These notes with accrued interest were then converted into 401,070 shares of the Company’s common stock. Also, year ended March 31, 2011, the CEO transferred $25,000 of notes payable to the CFO, Secretary and an outside member of the Board of Directors. These notes were then converted into 500,000 shares of the Company’s common stock. Additionally, during the year ended March 31, 2011, the CEO requested conversion of $85,000 in notes payable and $76,396 of accrued interest. The CEO assigned 1,563,940 of the conversion shares to trusts held for the benefit of his children, a relative and an unrelated individual. The CEO received 1,663,979 of the converted shares. Accrued interest owed on these notes at March 31, 2011 and 2010 is $110,689 and $174,390. These notes and accrued interest are convertible into 11,812,385 and 11,905,092 shares of Rule 144 restricted common stock of the company.

An entity controlled by the CEO made unsecured advances totaling $23,250 and $64,000 during the year ended March 31, 2011 and 2010. During the year ended March 31, 2010 the Company charged this entity $1,200 for office space use and reduced these advances by that amount. The entity converted $10,350 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2011. The entity converted $20,000 and $48,900 of the advances into notes payable bearing interest of 3% and 2%, respectively, during the year ended March 31, 2010. At March 31, 2011 and 2010, advances from the entity controlled by the CEO were $10,500 and $-0- and notes payable totaled $160,250 and $149,900. Accrued interest owed on these notes at March 31, 2011 and 2010 is $7,684 and $3,547. These notes and accrued interest are convertible into 2,500,444 and 2,438,509 shares of Rule 144 restricted common stock of the company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
Our board of directors appointed Pattillo, Brown & Hill, L.L.P. as independent auditors to audit our financial statements for the year ended March 31, 2011 and 2010. The aggregate fees billed by Pattillo, Brown and Hill, L.L.P. for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10K for the fiscal years ended March 31, 2010 and March 31, 2009 were $27,867 and $22,584, respectively.

Audit Related Fees
For the Company's fiscal year ended March 31, 2011 and 2010, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees
For the Company's fiscal year ended March 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2011 and 2010.

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

June 28, 2011	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 28, 2011	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 28, 2011	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 28, 2011	/s/ Richard W. Martel
Richard W. Martel, Director

Pattillo, Brown and Hill, L.L.P.
Certified Public Accountants

Board of Directors and Stockholders
EnXnet, Inc.

INDEPENDENT AUDITORS REPORT

We have audited the accompanying balance sheets of EnXnet, Inc. (the Company), as of March 31, 2011 and 2010, and the related statements of loss, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pattillo, Brown and Hill, L.L.P.

Waco, Texas
June 20, 2011

ENXNET, INC
BALANCE SHEET

	March 31,
	2011	2010
ASSETS	(Audited)

CURRENT ASSETS
Cash	$8,443	$24,289
Accounts receivable	-	-
Prepaid expenses	42,824	63,545
TOTAL CURRENT ASSETS	51,267	87,834
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(76,865)	(70,967)
TOTAL FIXED ASSETS	3,811	9,709
OTHER ASSETS
Licenses, net	-	-
Investment	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$56,215	$98,680
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$500,014	$518,075
Advances from officer - related party	13,043	46,580
Advances from stockholder	31,000	31,000
Notes payable	181,413	226,413
Notes payable - related party	700,312	761,525
TOTAL CURRENT LIABILITIES	1,425,782	1,583,593
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 43,030,018 and36,108,429 shares issued and outstanding	2,151	1,805
Additional paid-in capital	5,054,588	4,680,380
Accumulated deficit	(6,326,306)	(6,067,098)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,369,567)	(1,484,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$56,215	$98,680

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2011	2010

REVENUES	$-	$12,540
COST OF SALES	-	9,800
Gross Profit	-	2,740
EXPENSES
Consulting fees	63,637	165,985
Depreciation & amortization	5,898	790
Bad debts	-	9,561
Payroll	38,219	86,659
Professional services	104,006	54,617
Occupancy	15,308	16,221
Office	5,491	8,506
Travel	598	1,149
Other	1,745	3,244
Total Expenses	234,902	346,732
LOSS FROM OPERATIONS	(234,902)	(343,992)
OTHER INCOME (EXPENSE)
Interest expense	(24,306)	(44,408)
Other income	-	8,768
Total Other Income (Expense)	(24,306)	(35,640)
COMPREHENSIVE LOSS	$(259,208)	$(379,632)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.006)	$(0.016)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	40,621,339	34,163,425

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	(Deficit)	Income	Equity (Deficit)

Balance, March 31, 2009	32,694,809	$1,635	4,370,440	$(5,687,466)	$(100,000)	$(1,415,391)
Common stock issued for:
Cash	1,076,000	54	59,446	-	-	59,500
Services	2,337,620	116	131,668	-	-	131,784
Stock options issued	-	-	118,826	-	-	118,826
Net loss for the year ended March 31, 2010	-	-	-	(379,632)	-	(379,632)
Balance, March 31, 2010	36,108,429	$1,805	$4,680,380	$(6,067,098)	$(100,000)	$(1,484,913)
Common stock issued for:
Cash	832,500	42	41,358	-	-	41,400
Services	377,000	19	14,831	-	-	14,850
Notes payable	5,712,089	285	285,319	-	-	285,604
Stock options issued	-	-	32,700	-	-	32,700
Net loss for the year ended March 31, 2010	-	-	-	(259,208)	-	(259,208)
Balance, March 31, 2011	43,030,018	$2,151	$5,054,588	$(6,326,306)	$(100,000)	$(1,369,567)

The accompanying notes are an integral part of these financial statements.

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(259,208)	$(379,632)
Depreciation and amortization	5,898	6,091
Common stock issued for services	14,850	131,784
Stock options issued	32,700	118,826
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	-	17,290
Decrease (increase) in prepaid expenses	20,721	(47,239)
Increase (decrease) in accounts payable & accrued expenses	51,598	(15,434)
Net cash provided (used) by operating activities	(133,441)	(168,314)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	41,400	59,500
Proceeds from note payable	21,295	117,380
Proceeds from advances from officer and stockholder	61,300	8,293
Repayment of advances	(6,400)	(3,200)
Net cash provided (used) by financing activities	117,595	181,973
NET INCREASE (DECREASE) IN CASH	(15,846)	13,659
CASH - Beginning of period	24,289	10,630
CASH - End of period	$8,443	$24,289
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$14,850	$131,784
Common stock issued for payment of debt	$179,000	$-
Issuance of stock options for services	$32,700	$118,826
Common stock issued for payment of accrued expenses	$76,604	$-

The accompanying notes are an integral part of these financial statements.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2011 and 2010

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

Depreciation expenses included in operating expenses for the year’s ended March 31, 2011 and 2010 were $5,898 and $790, respectively. Depreciation expense included in cost of goods sold for the year’s ended March 31, 2011 and 2010 were $-0- and $5,300.

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
THE YEARS ENDED MARCH 31, 2011 and 2010

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on March 31, 2011 and 2010.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2011 and 2010

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Reclassifications
Certain amounts have been reclassified from the prior financial statements for comparative purposes.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2011 and 2010

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

NOTE 3 – INCOME TAXES

At March 31, 2011 and 2010, the Company had net deferred tax assets of approximately $2,151,000 and $2,063,000 principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2011 and 2010. At March 31, 2011, the Company has net operating loss carry forwards totaling approximately $6,326,000 which will begin to expire in the year 2015.

NOTE 4 – NOTES PAYABLE

Notes payable-related party consists of the following:	March 31,
	2011	2010
8% convertible note payable to Ryan Corley, President of the Company, due November 15, 2003, Convertible into a maximum of 1,100,000 common shares	$-	$110,000
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payables to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 11,146,310 common shares	518,357	479,920
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible note payables to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	101,000
Total notes payable-related party	$700,312	$761,525

Notes payable consist of the following:	March 31,
	2011	2010
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 3 stockholders, due on demand, convertible into a maximum of 128,267 common shares	6,413	51,413
Total notes payable	$181,413	$226,413

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2011 and 2010

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at March 31, 2011 and 2010 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the year ended March 31, 2011 and 2010, the CEO made additional unsecured advances totaling $48,400 and $12,593. During the year ended March 31, 2011 and 2010 the Company made payments on these advances of $4,000 and $2,000. Also during the year ended March 31, 2011 and 2010 the Company converted $88,437 and $-0- of the advances into notes payable. At March 31, 2011 and 2010, advances from the CEO were $2,543 and $46,580, respectively.

The Company has notes payable to the CEO in the aggregate amount of $540,062 and $611,625 as of March 31, 2011 and 2010. During the year ended March 31, 2011, the CEO transferred $20,000 of these notes to unrelated entities. These notes with accrued interest were then converted into 401,070 shares of the Company’s common stock. Also, year ended March 31, 2011, the CEO transferred $25,000 of notes payable to the CFO, Secretary and an outside member of the Board of Directors. These notes were then converted into 500,000 shares of the Company’s common stock. Additionally, during the year ended March 31, 2011, the CEO requested conversion of $85,000 in notes payable and $76,396 of accrued interest. The CEO assigned 1,563,940 of the conversion shares to trusts held for the benefit of his children, a relative and an unrelated individual. The CEO received 1,663,979 of the converted shares. Accrued interest owed on these notes at March 31, 2011 and 2010 is $110,689 and $174,390. These notes and accrued interest are convertible into 11,812,385 and 11,905,092 shares of Rule 144 restricted common stock of the company.

An entity controlled by the CEO made unsecured advances totaling $23,250 and $64,000 during the year ended March 31, 2011 and 2010. During the year ended March 31, 2010 the Company charged this entity $1,200 for office space use and reduced these advances by that amount. The entity converted $10,350 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2011. The entity converted $20,000 and $48,900 of the advances into notes payable bearing interest of 3% and 2%, respectively, during the year ended March 31, 2010. At March 31, 2011 and 2010, advances from the entity controlled by the CEO were $10,500 and $-0- and notes payable totaled $160,250 and $149,900. Accrued interest owed on these notes at March 31, 2011 and 2010 is $7,684 and $3,547. These notes and accrued interest are convertible into 2,500,444 and 2,438,509 shares of Rule 144 restricted common stock of the company.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 377,000 and 2,337,620 shares of Rule 144 restricted common stock during the years ended March 31, 2011 and 2010 for services in the amount of $14,850 and $131,784.

The Company issued 832,500 and 1,076,000 shares of Rule 144 restricted common stock during the years ended March 31, 2011 and 2010 in exchange for cash in the amount of $41,400 and $59,500.

The Company issued 5,712,089 shares of Rule 144 restricted common stock during the year ended March 31, 2011 in exchange for debt in the amount of $285,604.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the years ended March 31, 2011 and 2010, the Company did not grant stock options to employees and members of the Board of Directors. At March 31, 2011 there were 985,000 options issued under the Plan and 365,000 options available to issue under the Plan.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2011 and 2010

The Company also issues stock options to purchase Rule 144 restricted common stock which is not issued under the Plan. During the year ended March 31, 2011 the Company granted 300,000 options to purchase the Company’s common stock for a period of 24 months at an exercise price of $.05 per share to an unrelated entity who had purchased 300,000 shares of common stock for $15,000. At March 31, 2011, there were 300,000 options issued not under the Plan

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	2.04%
Risk-free interest rate	.43 to .33%
Expected life	2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

A summary of the status of the Company's stock options as of March 31, 2011 and March 31, 2010 is presented below:

	March 31,	March 31,
	2011	2010
Options outstanding at beginning of year	3,880,800	2,880,800
Options granted	300,000	1,250,000
Options exercised	-	-
Options canceled	(2,895,800)	(250,000)
Options outstanding at end of year	1,285,000	3,880,800

 The following table summarizes the information about the stock options as of March 31, 2011:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.40 - .66	330,000	.25	$.56	330,000	$.56
.43	200,000	.25	.43	200,000	.43
.38	135,000	.31	.38	135,000	.38
.06 - 51	320,000	.31	.38	320,000	.38
.05	300,000	1.19	.05	300,000	.05
$.05 – .66	1,285,000	.49	$.36	1,285,000	$.36

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2011 and 2010

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

NOTE 8 – EARNINGS PER SHARE

Basic income or loss per common share is computed based on the weighted average number of common shares outstanding during each period. For the years ended March 31, 2011 and 2010, potentially dilutive securities have not been included in the diluted loss per common share calculation as they would have been anti-dilutive.

 NOTE 9 - COMMITMENTS AND CONTINGENCIES

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