Form 10-Q
period 2011-06-30
ENXNET INC
filed 2011-08-15
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 1, 2011, there were outstanding 43,045,018 shares of the registrant’s common stock, $.0005 par value.

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
ENXNET, INC
BALANCE SHEET

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$10,801	$8,443
Accounts receivable	-	-
Prepaid expenses	28,592	42,824
TOTAL CURRENT ASSETS	39,393	51,267
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(78,317)	(76,865)
TOTAL FIXED ASSETS	2,359	3,811
OTHER ASSETS
Licenses, net	-	-
Investment, net	-	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$42,889	$56,215
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$480,022	$500,014
Advances from officer - related party	65,543	13,043
Advances from stockholder	31,000	31,000
Notes payable - stockholder	181,413	181,413
Notes payable - related party	700,312	700,312
TOTAL CURRENT LIABILITIES	1,458,290	1,425,782
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 43,045,018 and 43,030,018 shares issued and outstanding	2,152	2,151
Additional paid-in capital	5,055,337	5,054,588
Accumulated deficit	(6,372,890)	(6,326,306)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,415,401)	(1,369,567)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$42,889	$56,215

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	June 30,
	2011	2010
REVENUES	$-	$-
COST OF SALES	-	-
Gross Profit	-	-
EXPENSES
Consulting fees	15,181	36,950
Depreciation & amortization	1,452	1,474
Advertising	-	-
Payroll	14,508	7,679
Professional services	2,591	26,362
Occupancy	3,231	3,392
Office	2,569	1,535
Travel	300	433
Other	1,151	-
Total Expenses	40,983	77,825
LOSS FROM OPERATIONS	(40,983)	(77,825)
OTHER INCOME (EXPENSE)
Interest expense	(5,601)	(7,764)
Other income	-	-
Interest income	-	-
Total Other Income (Expense)	(5,601)	(7,764)
COMPREHENSIVE LOSS	$(46,584)	$(85,589)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.001)	$(0.002)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	43,040,073	36,253,924

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,584)	$(85,589)
Depreciation and amortization	1,452	1,474
Common stock issued for services	750	-
Stock options issued	-	32,700
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in prepaid expenses	14,232	4,088
Increase (decrease) in accounts payable & accrued expenses	(19,992)	(680)
Net cash provided (used) by operating activities	(50,142)	(48,007)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	-	31,000
Proceeds from note payable	-	-
Proceeds from advances from officer and stockholder	52,500	5,000
Repayment of advances	-	(4,000)
Net cash provided (used) by financing activities	52,500	32,000
NET INCREASE (DECREASE) IN CASH	2,358	(16,007)
CASH - Beginning of period	24,289	24,289
CASH - End of period	$10,801	$8,282
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$750	$-
Common stock issued for payment of debt	$-	$35,000
Common stock issued for payment of accrued expenses	$-	$4,209

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2011and March 31, 2011.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the three months ended June 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 Annual Report on Form 10-K.

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

NOTE 3 – INCOME TAXES

At June 30, 2011 and March 31, 2011, the Company had net deferred tax assets of approximately $2,167,000 and $2,150,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2011 and March 31, 2011. At June 30, 2011, the Company has net operating loss carryforwards totaling approximately $6,372,000 which will begin to expire in the year 2015.

NOTE 4 – NOTES PAYABLE

Notes payable-related party consists of the following:	June 30,	March 31,
	2011	2011
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payables to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 11,146,310 common shares	518,357	518,357
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible note payables to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
Total notes payable-related party	$700,312	$700,312

Notes payable consist of the following:	June 30,	March 31,
	2011	2011
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 3 stockholders, due on demand, convertible into a maximum of 128,267 common shares	6,413	6,413
Total notes payable	$181,413	$181,413

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at June 30, 2011 and March 31, 2011 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the three months ended June 30, 2011, the CEO made additional unsecured advances totaling $52,500. During the three months ended June 30, 2011 the Company made payments on these advances of $-0-. At June 30, 2011 and March 31, 2011, advances from the CEO were $55,043 and $2,543, respectively.

The Company has notes payable to the CEO in the aggregate amount of $540,062 and $540,062 as of June 30, 2011 and March 31, 2011. Accrued interest owed on these notes at June 30, 2011 and March 31, 2011 is $113,436 and $110,689. These notes and accrued interest are convertible into 11,869,981 and 11,812,372 shares of Rule 144 restricted common stock of the company as of June 30, 2011 and March 31, 2011.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. At June 30, 2011 and March 31, 2011, advances from the entity controlled by the CEO were $10,500 and $10,500 with notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes as of June 30, 2011 and March 31, 2011 is $8,761 and $7,684. These notes and accrued interest are convertible into 2,727,003 and 2,710,013 shares of Rule 144 restricted common stock of the company as of June 30, 2011 and March 31, 2011.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 15,000 shares of restricted common stock in exchange for services in the amount of $750 for the three months ended June 30, 2011.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the three months ended June 30, 2011, the Company did not grant any options under the plan. At June 30, 2011 there were 985,000 options issued under the Plan and 1,760,800 options available to issue under the Plan. On July 2, 2011 another 530,000 options expired and were available to  be issued under the Plan.

The Company also issues stock options to purchase Rule 144 restricted common stock which is not issued under the Plan. During the three months ended June 30, 2011 the Company did not issue any options. At June 30, 2011, there were 300,000 options issued not under the Plan

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	2.04%
Risk-free interest rate	.43 to .33%
Expected life	2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

A summary of the status of the Company's stock options as of June 30, 2011 and March 31, 2011 is presented below:

	June 30,	March 31,
	2011	2011
Options outstanding at beginning of year	1,285,000	3,880,800
Options granted	-	300,000
Options exercised	-	-
Options canceled	-	(2,895,800)
Options outstanding at end of year	1,285,000	1,285,000

The following table summarizes the information about the stock options as of June 30, 2011:

Range of Exercise Price	Number Outstanding at June 30	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at June 30	Weighted Average Exercise Price (Exercisable shares)
$.40 - .66	330,000	.01	$.56	330,000	$.56
.43	200,000	.01	.43	200,000	.43
.38	135,000	.06	.38	135,000	.38
.06 - 51	320,000	.06	.38	320,000	.38
.05	300,000	0.94	.05	300,000	.05
$.05 – .66	1,285,000	.24	$.36	1,285,000	$.36

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2011:

Range of Exercise Price	Number Outstanding at March 31	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31	Weighted Average Exercise Price (Exercisable shares)
$.40 - .66	330,000	.26	$.56	330,000	$.56
.43	200,000	.26	.43	200,000	.43
.38	135,000	.31	.38	135,000	.38
.06 - 51	320,000	.31	.38	320,000	.38
.05	300,000	1.21	.05	300,000	.05
$.05 – .66	1,285,000	.49	$.36	1,285,000	$.36

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

NOTE 9 – SUBSEQUENT EVENTS

Company Acquires Title, and Patent to Thermal Air Control System

The Company announced on July 11, 2011 an agreement to acquire the rights, title and patents to the Thermal Air Control Systems (TAC Unit) from Tac Unit LLC. The agreement calls for Tac Unit LLC to be paid a royalty of eight percent (8%) on the net sales of the products based on the Technology. In addition, Tac Unit LLC will be paid 300,000 shares of EnXnet Common Stock, with an additional stock option to purchase 300,000 shares of EnXnet Stock at a price of $0.15 per share. EnXnet has agreed to provide funding to introduce the Technology to the market.

The TAC Unit provides air conditioning and heating for semi-truck cabs that are now required to meet State and Federal engine idling rules. The Tac Unit uses a 12 Volt Technology and is operated solely from the truck’s auxiliary batteries. The batteries are recharged by the truck’s alternator while running. With the TAC Unit, a truck can remain parked with the motor off and maintain a comfortable environment for the driver while burning no diesel fuel for up to 10 hours on the auxiliary battery system. The TAC Unit’s technology has the ability to serve numerous other vehicle applications as well.

In acquiring the rights, title and patent to the TAC Unit, the CEO of the Company advanced on behalf of the Company $10,450 and another individual advanced $5,000 on behalf of the Company. Subsequent to June 30, 2011, the Company issued notes payable for $10,450 and $5,000 to the CEO and individual bearing interest at 2% and convertible into common stock of the Company at $0.03 per share.

In acquiring the TAC Unit, the Company also issued 150,000 shares of the Company’s common stock to an individual for his assistance and work on the TAC Unit. These shares were valued at $0.03 per share for total compensation of $4,500.

Options Issued

On July 19, 2011 the Company issued 2,040,000 stock options under the Company’s 2002 Stock Option Plan. These options were exercisable for a period of six years at $0.12 exercise price per option.

 Notes Issued – Related party

On July 1, 2011, the Company issued to the CEO a note payable in the amount of $55,043 at 2% interest and convertible into common stock of the Company at a rate of $0.03 per share. Advances and accounts payable to the CEO were converted into the note.

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

Results of Operations – Three months ended June 30, 2011 and 2010.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $40,983 and $77,825 for the three months ended June 30, 2011 and 2010, a decrease of $36,842 or 47.34%. The decrease in operating expenses of $36,842 for the three months ended June 30, 2011 when compared to the three month period ended June 30, 2010 is attributed to:

Increases in:

•	Payroll expenses of $6,829
•	All other increasing expense categories $2,185

Decreases in:

•	Consulting expenses of $21,769
•	Professional fees of $23,771
•	All other decreasing expense categories $316

The increase in payroll expenses of $6,829 for the three months ended June 30, 2011 compared to the three month period ended June 30, 2010 is attributed to an increase in pay and health insurance expenses.

The decrease in consulting expenses of $21,769 for the three months ended June 30, 2011 compared to the three month period ended June 30, 2010 is related to valuation of common stock options and common stock issued to compensate our consultants.

The decrease in professional fees of $23,771 for the three months ended June 30, 2011 compared to the three month period ended June 30, 2010 is attributed to a decrease in fees attributed to patent fillings and in auditor related fees.

Other classifications of expenses did not fluctuate substantially for the three month period ended June 30, 2011 to June 30, 2010.

Interest expense decreased for the three months ended June 30, 2011 compared to the three month period ended June 30, 2010 by $2,163. This decrease is attributed to a reduced amount of Notes payables and reduced interest rates on all notes.

During the three months ended June 30, 2011 and 2009 we incurred net losses of $46,584 and $85,589 or $(0.001) and $(0.002) per share.

Liquidity and Capital Resources.

From inception through June 30, 2011, the Company has issued 43,045,018 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $10,801 in cash as of June 30, 2011.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2011. At June 30, 2011 and March 31, 2011 the working capital deficit was $1,418,897 and $1,374,515, respectively. The working capital deficit and cash balance raise substantial doubt about the Company's ability to continue as a going concern.  As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company's March 31, 2011 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on June 30, 2011 and March 31, 2011.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the nine months ended June 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2011 Annual Report on Form 10-K.

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
32.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnXnet

Dated: August 14, 2011	By:	RYAN CORLEY
Ryan Corley, President. Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2011	By:	STEPHEN HOELSCHER
Stephen Hoelscher, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Rule 15d-14(a) Certification of CEO
31.2	Rule 15d-14(a) Certification of CFO
32.1	Rule 1350 Certification of CEO
32.2