Form 10-Q
period 2011-09-30
ENXNET INC
filed 2011-11-16
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11333 E. Pine Street, Suite 92 - Tulsa, Ok 74116
(Address of principal executive offices & zip code)

(918) 592 - 0015
Registrant’s telephone number, including area code:

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  44,200,018 as of November 9, 2011.

PART I.   FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ENXNET, INC
BALANCE SHEET

	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$45,548	$8,443
Accounts receivable	-	-
Prepaid expenses	15,313	42,824
TOTAL CURRENT ASSETS	60,861	51,267
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(79,714)	(76,865)
TOTAL FIXED ASSETS	962	3,811
OTHER ASSETS
Licenses, net	-	-
Technology, net	61,300	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	62,437	1,137
TOTAL ASSETS	$124,260	$56,215
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$486,954	$500,014
Advances from officer - related party	24,000	13,043
Advances from stockholder	31,000	31,000
Notes payable - stockholder	186,413	181,413
Notes payable - related party	765,805	700,312
TOTAL CURRENT LIABILITIES	1,494,172	1,425,782
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 44,200,018 and 43,030,018 shares issued and outstanding	2,210	2,151
Additional paid-in capital	5,177,929	5,054,588
Accumulated deficit	(6,450,051)	(6,326,306)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,369,912)	(1,369,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$124,260	$56,215

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
Gross Profit	-	-	-	-
EXPENSES
Consulting fees	42,791	4,450	57,972	41,400
Depreciation & amortization	1,397	1,474	2,849	2,948
Advertising	-	-	-	-
Payroll	18,325	13,673	32,833	20,332
Professional services	2,354	33,914	4,945	60,276
Occupancy	3,734	3,868	6,965	7,260
Office	1,647	1,412	4,216	2,947
Travel	392	56	692	489
Other	503	404	1,654	404
Total Expenses	71,143	59,251	112,126	136,056
LOSS FROM OPERATIONS	(71,143)	(59,251)	(112,126)	(136,056)
OTHER INCOME (EXPENSE)
Interest expense	(6,018)	(5,841)	(11,619)	(13,605)
Other income			-	-
Interest income			-	-
Total Other Income (Expense)	(6,018)	(5,841)	(11,619)	(13,605)

COMPREHENSIVE LOSS	$(77,161)	$(65,092)	$(123,745)	$(149,661)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$(0.002)	$(0.003)	$(0.004)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	43,673,225	38,373,661	43,358,379	38,373,661

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,745)	$(149,661)
Depreciation and amortization	2,849	2,948
Common stock issued for services	17,100	-
Stock options issued	11,300	32,700
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in prepaid expenses	27,511	7,426
Increase (decrease) in accounts payable & accrued expenses	(13,060)	40,063
Net cash provided (used) by operating activities	(78,045)	(66,524)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of technology	(16,300)	-
Net cash provided (used) in investing activities	(16,300)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	50,000	40,500
Proceeds from note payable	15,450	4,000
Proceeds from advances from officer and stockholder	66,000	8,900
Repayment of advances	-	(4,000)
Net cash provided (used) by financing activities	131,450	49,400
NET INCREASE (DECREASE) IN CASH	37,105	(17,124)
CASH - Beginning of period	8,443	24,289
CASH - End of period	$45,548	$7,165
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$17,100	$-
Common stock issued for technology acquisition	$45,000	$35,000
Common stock issued for payment of debt	$-	$179,000
Common stock issued for payment of accrued expenses	$-	$76,604

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the “Company” audited financial statements for the year ended March 31, 2011 included in the Company Form 10-K.

THE BUSINESS

Overview
EnXnet, Inc. (the “Company”) was formed under the laws of the State of Oklahoma on March 30, 1999. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices.  EnXnet is primarily focusing on products, solutions and services that support and enhance multimedia management and green environmentally friendly systems for heating and air conditioning units.

Products and Services

Thermal Air Control Unit
The TAC Unit provides air conditioning and heating for semi-truck cabs that are now required to meet State and Federal engine idling rules. The Tac Unit uses a 12 Volt Technology and is operated solely from the truck’s auxiliary batteries. The batteries are recharged by the truck’s alternator while running. With the TAC Unit, a truck can remain parked with the motor off and maintain a comfortable environment for the driver while burning no diesel fuel for up to 10 hours on the auxiliary battery system. The TAC Unit’s technology has the ability to serve numerous other vehicle applications as well. The patent for the TAC Unit was received on January 11, 2011 and the rights, title and patent were acquired by the Company on July 5, 2011.

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

ClearVideo Technology
ClearVideo utilizes fractal digitization creating the smallest file possible while virtually duplicating the quality of the original. ClearVideo can reduce video file sizes by approximately 95-99% and virtually duplicates the quality of the original files. ClearVideo enhances how video with synchronized audio files are transmitted over both narrow and broadband lines. ClearVideo works equally well with NTSC, PAL, or SECAM (the six different TV formats used around the world) television as well as the Internet. It can be effectively used worldwide for the compression and transmission of video files for the broadcast industry.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Cash Equivalents
For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of six months or less when purchased to be a cash equivalent.  Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents.  Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

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

Income Taxes
Income taxes are provided based on the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets as management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer.  Customer account balances with invoices dated over thirty days or thirty days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.  In addition, management periodically evaluates the adequacy of the allowance based on the Company’s past experience.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2011and March 31, 2011.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the six months ended September 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 Annual Report on Form 10-K.

NOTE 2 – GOING CONCERN

The Company has a working capital deficit and has incurred losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions.  Management is currently in negotiations with potential customers and with marketing representatives to establish a more developed product channel.  Funds required to carry out management’s plans are expected to be derived from future stock sales and borrowings from outside parties.  There can be no assurances that the Company will be successful in executing its plans.

NOTE 3 – INCOME TAXES

At September 30, 2011 and March 31, 2011, the Company had net deferred tax assets of approximately $2,191,000 and $2,150,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2011 and March 31, 2011. At September 30, 2011, the Company has net operating loss carryforwards totaling approximately $6,450,000 which will begin to expire in the year 2015.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable-related party consists of the following:	September 30,	March 31,
	2011	2011
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payables to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 11,146,310 common shares	518,357	518,357
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 209,000 common shares	10,450	-
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,100,860 common shares	55,043	-
3% convertible note payables to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
Total notes payable-related party	$765,805	$700,312

Notes payable consist of the following:	September 30,	March 31,
	2011	2011
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 3 stockholders, due on demand, convertible into a maximum of 228,267 common shares	11,413	6,413
Total notes payable	$186,413	$181,413

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at September 30, 2011 and March 31, 2011 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the six months ended September 30, 2011, the CEO made additional unsecured advances totaling $66,000. During the six months ended September 30, 2011 the Company made payments on these advances of $-0-. On July 1, 2011, advances in the amount of $55,043 were converted into a note payable bearing interest 2% and convertible into common stock of the Company at $0.03 per share. At September 30, 2011 and March 31, 2011, advances from the CEO were $13,500 and $2,543, respectively.

The Company has notes payable to the CEO in the aggregate amount of $605,555 and $540,062 as of September 30, 2011 and March 31, 2011. Accrued interest owed on these notes at September 30, 2011 and March 31, 2011 is $116,543 and $110,689. These notes and accrued interest are convertible into 13,244,685 and 11,869,981 shares of Rule 144 restricted common stock of the company as of September 30, 2011 and March 31, 2011.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. At September 30, 2011 and March 31, 2011, advances from the entity controlled by the CEO were $10,500 and $10,500 with notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes as of September 30, 2011 and March 31, 2011 is $9,849 and $7,684. These notes and accrued interest are convertible into 2,744,179 and 2,710,013 shares of Rule 144 restricted common stock of the company as of September 30, 2011 and March 31, 2011.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 320,000 shares of restricted common stock in exchange for services in the amount of $17,100 for the six months ended September 30, 2011. The Company also issued 300,000 shares in the agreement to purchase the TAC Unit technology; these shares were valued at $45,000. The Company also issued 550,000 shares for $50,000 in cash during the six months ended September 30, 2011.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the six months ended September 30, 2011, the Company granted 2,190,000 options under the plan. At September 30, 2011 there were 2,190,000 options issued under the Plan and no other options were available to issue under the Plan.

The Company also issues stock options to purchase Rule 144 restricted common stock which is not issued under the Plan. During the six months ended September 30, 2011 the Company issued 300,000 options as part of the TAC Unit acquisition. At September 30, 2011, there were 300,000 options issued not under the Plan

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	2.04%
Risk-free interest rate	.08%
Expected life	6 to 2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of the status of the Company’s stock options as of September 30, 2011 and March 31, 2011 is presented below:

	September 30,	March 31,
	2011	2011
Options outstanding at beginning of year	1,285,000	3,880,800
Options granted	2,490,000	300,000
Options exercised	-	-
Options canceled	(1,285,000)	(2,895,800)
Options outstanding at end of year	2,490,000	1,285,000

The following table summarizes the information about the stock options as of September 30, 2011:

Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at September 30, 2011	Weighted Average Exercise Price (Exercisable shares)
$.12	2,190,000	5.81	$.12	-	$-
.15	300.000	1.76	.15	300,000.15
$.12 – .15	2,490,000	5.32	$.12	300,000	$.15

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2011:

Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31, 2011	Weighted Average Exercise Price (Exercisable shares)
$.40 - .66	330,000.26		$.56	330,000	$.56
.43	200,000.26		.43	200,000.43
.38	135,000.31		.38	135,000.38
.06 - 51	320,000.31		.38	320,000.38
.05	300,000	1.21	.05	300,000.05
$.05 – .66	1,285,000.49		$.36	1,285,000	$.36

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

NOTE 9 – ACQUISITION - THERMAL AIR CONTROL SYSTEM

The Company announced on July 11, 2011 an agreement to acquire the rights, title and patents to the Thermal Air Control Systems (TAC Unit) from Tac Unit LLC. The agreement calls for Tac Unit LLC to be paid a royalty of eight percent (8%) on the net sales of the products based on the Technology. In addition, Tac Unit LLC was paid 300,000 shares of EnXnet Common Stock, with an additional stock option to purchase 300,000 shares of EnXnet Stock at a price of $0.15 per share for a period of 2 years. EnXnet has agreed to provide $50,000 in funding to introduce the Technology to the market.

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

In acquiring the rights, title and patent to the TAC Unit, the CEO of the Company advanced on behalf of the Company $10,450 and another individual advanced $5,000 on behalf of the Company. Subsequent to September 30, 2011, the Company issued notes payable for $10,450 and $5,000 to the CEO and individual bearing interest at 2% and convertible into common stock of the Company at $0.03 per share.

In acquiring the TAC Unit, the Company also issued 150,000 shares of the Company’s common stock to an individual for his assistance and work on the TAC Unit. These shares were valued at $0.03 per share for total compensation of $4,500.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Exchange Act which represent the expectations or beliefs concerning future events that involve risks and uncertainties, including but not limited to the demand for Company products and services and the costs associated with such goods and services. All other statements other than statements of historical fact included in this Quarterly Report including, without limitation, the statements under “Management’s Discussion and Analysis or Plan of Operations” and elsewhere in the Quarterly Report, are forward-looking statements.  While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

The following discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

EnXnet, Inc. was formed under the laws of the State of Oklahoma on March 30, 1999 as Southern Wireless, Inc. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices, focusing primarily on products, solutions, and services which support and enhance multimedia management and green environmentally friendly systems for heating and air conditioning units.

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

Results of Operations – Three months ended September 30, 2011 and 2010.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $71,143 and $59,251 for the three months ended September 30, 2011 and 2010, an increase of $11,892 or 20.1%. The increase in operating expenses of $11,892 for the three months ended September 30, 2011 when compared to the six month period ended September 30, 2010 is attributed to:

Increases in:

•	Consulting fees of $38,341
•	Payroll expenses of $4,652
•	All other increasing expense categories $670

Decreases in:

•	Professional fees of $31,560
•	All other decreasing expense categories $211

The increase in consulting expenses of $38,341 for the three months ended September 30, 2011 compared to the three month period ended September 30, 2010 is related to the acquisition of the TAC Unit and consultant expenses associated with the evaluation and preparation of test units in preparation of bringing the TAC Unit to market.

The increase in payroll expenses of $4,652 for the three months ended September 30, 2011 compared to the three month period ended September 30, 2010 is attributed to an increase in pay and health insurance expenses and $3,000 for stock issued for services provided by an employee.

The decrease in professional fees of $31,560 for the three months ended September 30, 2011 compared to the three month period ended September 30, 2010 is attributed to a decrease in fees attributed to patent fillings and in auditor related fees.

Other classifications of expenses did not fluctuate substantially for the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.

Interest expense increased for the three months ended September 30, 2011 compared to the three month period ended September 30, 2010 by $177.

During the three months ended September 30, 2011 and 2010 we incurred net losses of $77,161 and $65,092 or $(0.002) and $(0.002) per share.

Results of Operations – Six months ended September 30, 2011 and 2010.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $112,126 and $136,056 for the six months ended September 30, 2011 and 2010, a decrease of $23,930 or 17.6%. The decrease in operating expenses of $23,930 for the six months ended September 30, 2011 when compared to the six month period ended September 30, 2010 is attributed to:

Increases in:

•	Consulting fees of $16,572
•	Payroll expenses of $12,501
•	All other increasing expense categories $2,722

Decreases in:

•	Professional fees of $55,331
•	All other decreasing expense categories $394

The increase in consulting expenses of $16,572 for the six months ended September 30, 2011 compared to the six month period ended September 30, 2010 is related to the acquisition of the TAC Unit and consultant expenses associated with the evaluation and preparation of test units in preparation of bringing the TAC Unit to market.

The increase in payroll expenses of $12,501 for the six months ended September 30, 2011 compared to the six month period ended September 30, 2010 is attributed to an increase in pay and health insurance expenses and $3,000 for stock issued for services provided by an employee.

The decrease in professional fees of $55,331 for the six months ended September 30, 2011 compared to the six month period ended September 30, 2010 is attributed to a decrease in fees attributed to patent fillings and in auditor related fees.

Other classifications of expenses did not fluctuate substantially for the six month period ended September 30, compared to the three month period ended September 30, 2010.

Interest expense increased for the six months ended September 30, 2011 compared to the six month period ended September 30, 2010 by $1,986. This increase is attributed to additional notes payables entered into this year.

During the six months ended September 30, 2011 and 2009 we incurred net losses of $123,745 and $149,661 or $(0.003) and $(0.004) per share.

Liquidity and Capital Resources.

From inception through September 30, 2011, the Company has issued 44,200,018 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $45,548 in cash as of September 30, 2011.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2011. At September 30, 2011 and March 31, 2011 the working capital deficit was $1,433,311 and $1,374,515, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2011 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES.

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements. These statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash Equivalents
For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of six months or less when purchased to be a cash equivalent.  Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents.  Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

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

Income Taxes
Income taxes are provided based on the liability method of accounting. Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end.  A valuation allowance is recorded against deferred tax assets as management does not believe the Company has met the “more likely than not” standard to allow recognition of such an asset.

Accounts Receivable
Accounts receivable are uncollateralized customer obligations due under normal trade terms requiring payment within thirty days from the invoice date or as specified by the invoice and are stated at the amount billed to the customer.  Customer account balances with invoices dated over thirty days or thirty days past the due date are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amount that will not be collected. Management individually reviews all accounts receivable balances that are considered delinquent and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.  In addition, management periodically evaluates the adequacy of the allowance based on the Company’s past experience.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on September 30, 2011 and March 31, 2011.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the nine months ended September 30, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROL AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.          EXHIBITS.

The following are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November, 2011.

ENXNET, INC.
(the “Registrant”)

BY:	RYAN CORLEY
Ryan Corley
President, Principal Executive Officer and a member of the Board of Directors

BY:	STEPHEN HOELSCHER
Stephen Hoelscher
Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X