Form 10-Q
period 2011-12-31
ENXNET INC
filed 2012-01-31
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 11, 2012, there were outstanding 44,245,018 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

ENXNET, INC
BALANCE SHEET

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$6,471	$8,443
Accounts receivable	-	-
Prepaid expenses	1,164	42,824
TOTAL CURRENT ASSETS	7,635	51,267
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(80,638)	(76,865)
TOTAL FIXED ASSETS	38	3,811
OTHER ASSETS
Licenses, net	-	-
Technology, net	61,300	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	62,437	1,137
TOTAL ASSETS	$70,110	$56,215
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$497,732	$500,014
Advances from officer - related party	24,000	13,043
Advances from stockholder	31,000	31,000
Notes payable - stockholder	186,413	181,413
Notes payable - related party	765,805	700,312
TOTAL CURRENT LIABILITIES	1,504,950	1,425,782
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.00005 par value; 200,000,000 shares authorized, 44,245,018 and 43,030,018 shares issued and outstanding	2,212	2,151
Additional paid-in capital	5,180,178	5,054,588
Accumulated deficit	(6,517,230)	(6,326,306)
Deferred consideration	-	-
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,434,840)	(1,369,567)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$70,110	$56,215

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine months Ended
	December 31,		December 31,
	2011	2010	2011	2010
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
Gross Profit	-	-	-	-
EXPENSES
Consulting fees	29,495	9,830	87,467	51,230
Depreciation & amortization	924	1,474	3,773	4,422
Advertising	-	-	-	-
Payroll	13,830	8,352	46,663	28,684
Professional services	10,910	15,848	15,855	76,124
Occupancy	3,463	4,116	10,428	11,376
Office	1,755	1,094	5,971	4,041
Travel	288	87	980	576
Other	497	772	2,151	1,176
Total Expenses	61,162	41,573	173,288	177,629
LOSS FROM OPERATIONS	(61,162)	(41,573)	(173,288)	(177,629)
OTHER INCOME (EXPENSE)
Interest expense	(6,017)	(5,351)	(17,636)	(18,956)
Other income			-	-
Interest income			-	-
Total Other Income (Expense)	(6,017)	(5,351)	(17,636)	(18,956)
COMPREHENSIVE LOSS	$(67,179)	$(46,924)	$(190,924)	$(196,585)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.002)	$(0.001)	$(0.004)	$(0.005)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	44,215,018	42,765,295	43,644,963	42,985,018

See accompanying summary of accounting policies and notes to condensed financial statement

ENXNET, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(190,924)	$(196,585)
Depreciation and amortization	3,773	4,422
Common stock issued for services	19,351	12,600
Stock options issued	11,300	32,700
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in prepaid expenses	41,660	11,002
Increase (decrease) in accounts payable & accrued expenses	(2,282)	35,893
Net cash provided (used) by operating activities	(117,122)	(99,968)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of technology	(16,300)	-
Net cash provided (used) in investing activities	(16,300)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	50,000	41,400
Proceeds from note payable	15,450	14,350
Proceeds from advances from officer and stockholder	66,000	37,800
Repayment of advances	-	(6,400)
Net cash provided (used) by financing activities	131,450	87,150
NET INCREASE (DECREASE) IN CASH	(1,972)	(12,818)
CASH - Beginning of period	8,443	24,289
CASH - End of period	$6,471	$11,471
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$19,351	$12,600
Common stock issued for technology acquisition	$45,000	$-
Common stock issued for payment of debt	$-	$179,000
Common stock issued for payment of accrued expenses	$-	$76,604

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

Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the year ended March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the EnXnet, Inc. or the “Company” audited financial statements for the year ended March 31, 2011 included in the Company Form 10-K.

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

EnXcase

EnXcase combines two distinct features for the optical disc media market. The outer styling of the case has the unique feature of a semi-rounded top. The second feature is a theft deterrent ring found within the inner structure of the EnXcase. The Company developed this unique case primarily for use with the two-sided disc format. The Company filed for a United States patent on EnXcase on October 10, 2003 and was awarded the patent on September 19, 2006.

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

ClearVideo Technology

ClearVideo utilizes fractal digitization creating the smallest file possible while virtually duplicating the quality of the original. ClearVideo can reduce video file sizes by approximately 95-99% and virtually duplicates the quality of the original files. ClearVideo enhances how video with synchronized audio files are transmitted over both narrow and broadband lines. ClearVideo works equally well with NTSC, PAL, or SECAM (the nine different TV formats used around the world) television as well as the Internet. It can be effectively used worldwide for the compression and transmission of video files for the broadcast industry.

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

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Cash Equivalents
For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be a cash equivalent.  Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents.  Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2011and March 31, 2011.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the nine months ended December 31, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 Annual Report on Form 10-K.

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

NOTE 3 – INCOME TAXES

At December 31, 2011 and March 31, 2011, the Company had net deferred tax assets of approximately $2,215,000 and $2,150,000 principally arising from net operating loss carryforward for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2011 and March 31, 2011. At December 31, 2011, the Company has net operating loss carryforwards totaling approximately $6,500,000 which will begin to expire in the year 2015.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Notes payable-related party consists of the following:	December 31,	March 31,
	2011	2011
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible note payables to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 11,146,310 common shares	518,357	518,357
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 209,000 common shares	10,450	-
2% convertible note payable to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,100,860 common shares	55,043	-
3% convertible note payables to an entity controlled by Ryan Corley the President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
Total notes payable-related party	$765,805	$700,312

Notes payable consist of the following:	December 31,	March 31,
	2011	2011
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 3 stockholders, due on demand, convertible into a maximum of 228,267 common shares	11,413	6,413
Total notes payable	$186,413	$181,413

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from a stockholder at December 31, 2011 and March 31, 2011 were $31,000 and $31,000, respectively.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the nine months ended December 31, 2011, the CEO made additional unsecured advances totaling $66,000. During the nine months ended December 31, 2011 the Company made payments on these advances of $-0-. On July 1, 2011, advances in the amount of $55,043 were converted into a note payable bearing interest at 2% and convertible into common stock of the Company at $0.03 per share. At December 31, 2011 and March 31, 2011, advances from the CEO were $13,500 and $2,543, respectively.

The Company has notes payable to the CEO in the aggregate amount of $605,555 and $540,062 as of December 31, 2011 and March 31, 2011. Accrued interest owed on these notes at December 31, 2011 and March 31, 2011 is $119,651 and $110,689. These notes and accrued interest are convertible into 13,309,529 and 11,869,981 shares of Rule 144 restricted common stock of the company as of December 31, 2011 and March 31, 2011.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. At December 31, 2011 and March 31, 2011, advances from the entity controlled by the CEO were $10,500 and $10,500 with notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes as of December 31, 2011 and March 31, 2011 is $10,938 and $7,684. These notes and accrued interest are convertible into 2,761,355 and 2,710,013 shares of Rule 144 restricted common stock of the company as of December 31, 2011 and March 31, 2011.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 365,000 shares of restricted common stock in exchange for services in the amount of $19,351 for the nine months ended December 31, 2011. The Company also issued 300,000 shares in the agreement to purchase the TAC Unit technology; these shares were valued at $45,000. The Company also issued 550,000 shares for $50,000 in cash during the nine months ended December 31, 2011.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the nine months ended December 31, 2011, the Company granted 2,190,000 options under the plan. At December 31, 2011 there were 2,190,000 options issued under the Plan and no other options were available to issue under the Plan.

The Company also issues stock options to purchase Rule 144 restricted common stock which is not issued under the Plan. During the nine months ended December 31, 2011 the Company issued 300,000 options as part of the TAC Unit acquisition. At December 31, 2011, there were 600,000 options issued not under the Plan

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Expected volatility	2.04%
Risk-free interest rate	.08%
Expected life	6 to 2 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of the status of the Company’s stock options as of December 31, 2011 and March 31, 2011 is presented below:

	December 31,	March 31,
	2011	2011
Options outstanding at beginning of year	1,285,000	3,880,800
Options granted	2,490,000	300,000
Options exercised	-	-
Options canceled	(985,000)	(2,895,800)
Options outstanding at end of year	2,790,000	1,285,000

The following table summarizes the information about the stock options as of December 31, 2011:

Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at December 31, 2011	Weighted Average Exercise Price (Exercisable shares)
$.12	2,190,000	5.56	$.12	-	$-
.15	300.000	1.51	.15	300,000	.15
.05	300,000	.44	$.05	300,000	.05
$.05 – .15	2,790,000	4.57	$.12	300,000	$.10

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS

The following table summarizes the information about the stock options as of March 31, 2011:

Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable at March 31, 2011	Weighted Average Exercise Price (Exercisable shares)
$.40 - .66	330,000	.26	$.56	330,000	$.56
.43	200,000	.26	.43	200,000	.43
.38	135,000	.31	.38	135,000	.38
.06 - 51	320,000	.31	.38	320,000	.38
.05	300,000	1.21	.05	300,000	.05
$.05 – .66	1,285,000	.49	$.36	1,285,000	$.36

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

In acquiring the rights, title and patent to the TAC Unit, the CEO of the Company advanced on behalf of the Company $10,450 and another individual advanced $5,000 on behalf of the Company. Subsequent to December 31, 2011, the Company issued notes payable for $10,450 and $5,000 to the CEO and individual bearing interest at 2% and convertible into common stock of the Company at $0.03 per share.

In acquiring the TAC Unit, the Company also issued 150,000 shares of the Company’s common stock to an individual for his assistance and work on the TAC Unit. These shares were valued at $0.03 per share for total compensation of $4,500.

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

EnXnet, Inc. was formed under the laws of the State of Oklahoma on March 30, 1999 as Southern Wireless, Inc. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices, focusing primarily on products, solutions, and services that support and enhance multimedia management and green environmentally friendly systems for heating and air conditioning units.

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

Results of Operations – Three months ended December 31, 2011 and 2010.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $61,162 and $41,573 for the three months ended December 31, 2011 and 2010, an increase of $19,589 or 47.1%. The increase in operating expenses of $19,589 for the three months ended December 31, 2011 when compared to the three month period ended December 31, 2010 is attributed to:

Increases in:

Consulting fees of $19,665
Payroll expenses of $5,478
All other increasing expense categories $862

Decreases in:

Professional fees of $4,938
All other decreasing expense categories $1,478

The increase in consulting expenses of $19,665 for the three months ended December 31, 2011 compared to the three month period ended December 31, 2010 is related to the acquisition of the TAC Unit consultant expenses associated with the evaluation and preparation of test units in preparation of bringing the TAC Unit to market amounting to $13,514 of the increase.

The increase in payroll expenses of $5,478 for the three months ended December 31, 2011 compared to the three month period ended December 31, 2010 is attributed to an increase in pay and health insurance expenses.

The decrease in professional fees of $4,938 for the three months ended December 31, 2011 compared to the three month period ended December 31, 2010 is attributed to a decrease in fees attributed to patent filings and in auditor related fees.

Other classifications of expenses did not fluctuate substantially for the three month period ended December 31, 2011 compared to the three month period ended December 31, 2010.

Interest expense increased for the three months ended December 31, 2011 compared to the three month period ended December 31, 2010 by $666.

During the three months ended December 31, 2011 and 2010 we incurred net losses of $67,179 and $46,924 or $(0.002) and $(0.001) per share.

Results of Operations – Nine months ended December 31, 2011 and 2010.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $173,288 and $177,629 for the nine months ended December 31, 2011 and 2010, a decrease of $4,341 or 2.4%. The decrease in operating expenses of $4,341 for the nine months ended December 31, 2011 when compared to the nine month period ended December 31, 2010 is attributed to:

Increases in:

Consulting fees of $36,237
Payroll expenses of $17,979
All other increasing expense categories $3,309

Decreases in:

Professional fees of $60,269
All other decreasing expense categories $1,597

The increase in consulting expenses of $36,237 for the nine months ended December 31, 2011 compared to the nine month period ended December 31, 2010 is related to the acquisition of the TAC Unit and consultant expenses associated with the evaluation and preparation of test units in preparation of bringing the TAC Unit to market. Consulting expenses for the TAC Unit amounted to $35,924 and $-0- during the nine months ended December 31, 2011 and 2010.

The increase in payroll expenses of $17,979 for the nine months ended December 31, 2011 compared to the nine month period ended December 31, 2010 is attributed to an increase in pay and $3,000 for stock issued for services provided by an employee.

The decrease in professional fees of $60,629 for the nine months ended December 31, 2011 compared to the nine month period ended December 31, 2010 is attributed to a decrease in fees attributed to patent filings and in auditor related fees.

Other classifications of expenses did not fluctuate substantially for the nine month period ended December 31, 2011 compared to the nine month period ended December 31, 2010.

Interest expense decreased for the nine months ended December 31, 2011 compared to the nine month period ended December 31, 2010 by $1,320.

During the nine months ended December 31, 2011 and 2010 we incurred net losses of $190,924 and $196,585 or $(0.004) and $(0.005) per share.

Liquidity and Capital Resources.

From inception through December 31, 2011, the Company has issued 44,245,018 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $6,471 in cash as of December 31, 2011.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2011. At December 31, 2011 and March 31, 2011 the working capital deficit was $1,497,315 and $1,374,515, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2011 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Equivalents
For financial reporting purposes, the Company considers all highly liquid investments with an original maturity of nine months or less when purchased to be a cash equivalent.  Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents.  Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

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

Compensated Absences
Employees of the Company do not earn annual leave or sick leave. There is no compensated absences accrued liability on December 31, 2011 and March 31, 2011.

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

Unaudited Financial Statements
The accompanying unaudited financial statements for the nine months ended December 31, 2011 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CURRENT TRADING MARKET FOR THE COMPANY’S SECURITIES.

Currently the Company’s stock is traded under the symbol “EXNT” on the NASD OTC Bulletin Board, and the symbol “AOHMDW” on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

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

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K.

The following are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 31st day of January, 2012.

ENXNET, INC.
(the “Registrant”)

BY:	RYAN CORLEY
Ryan Corley
President, Principal Executive Officer and a member of the Board of Directors

BY:	STEVE HOELSCHER
Steve Hoelscher
Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X