Form 10-K
period 2012-03-31
ENXNET INC
filed 2012-07-16
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012
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

(918) 592 – 0015
Registrant’s telephone number, including area code:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,766,000.

On June 8, 2012, the registrant had 46,389,018 shares of common outstanding.

Documents incorporated by reference:                                                                None.

ENXNET, INC.
FORM 10K

PART I

FORWARD LOOKING STATEMENTS

This Report on Form 10K (including the Exhibits hereto) contains certain “forward-looking statements” within the meaning of the of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. Such statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” and other similar words and expressions, or future or conditional verbs such as “should,” “would,” “could,” and “may.” In addition, we may from time to time make such written or oral “forward-looking statements” in future filings (including exhibits thereto) with the Securities and Exchange Commission (the “Commission” or “SEC”), in our reports to stockholders, and in other communications made by or with our approval. These forward-looking statements are based largely on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates and assumptions, we can give no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution that actual results may differ materially and adversely from those in the forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, contingencies and other factors that could cause our or our industry’s actual results, level of activity, performance or achievement to differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us and could cause our financial condition, results of operations or cash flows to be materially adversely effected. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements. In evaluating these statements, some of the factors that you should consider include those described below under “Risk Factors” and elsewhere in this Report on Form 10K.

ITEM 1.                      BUSINESS.

Overview

EnXnet, Inc. (the “Company”) was formed under the laws of the State of Oklahoma on March 30, 1999. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices. EnXnet is primarily focusing on products, solutions and services that support and enhance environmental products and multimedia management.

Products and Services

Thermal Air Control Unit

The TAC Unit provides air conditioning and heating for semi-truck cabs that are now required to meet State and Federal engine idling rules. The Tac Unit uses a 12 Volt Technology and is operated solely from the truck’s auxiliary batteries. The batteries are recharged by the truck’s alternator while running. With the TAC Unit, a truck can remain parked with the motor off and maintain a comfortable environment for the driver while burning no diesel fuel for up to 10 hours on the auxiliary battery system. The TAC Unit’s technology has the ability to serve numerous other vehicle applications as well. The patent for the TAC Unit was received on January 11, 2011 and the rights, title and patent were acquired by the Company on July 7, 2011.

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

Distribution

The Company has not distributed any of the products created with the use of the Company’s technology. The licensees of the Company’s product offerings will be responsible for the distribution. The Company plans to match manufacturers with its licensees to facilitate sale efforts.

Marketing

The Company has licensed Thin Disc technology to another company and is attempting to license Security Tags, EnXcase and Tap ‘n Go to other companies or manufacturers.  The Company’s intentions are to market the TAC Unit.

Patents

The patent for the TAC Unit was received on January 11, 2011 and the rights, title and patent were acquired by the Company on July 7, 2011.

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

Iterated Systems, Inc., the developer and licensor of ClearVideo software has twenty-four U.S. Patents and fourteen various international patents covering the methods, apparatus and processes used in compressing digital data, fractal encoding of data streams, fractal transformation of data, fractal compression of data, protecting the technology. The Company believes that these patents afford protection under existing patent laws. There is no assurance, however, that third parties will not infringe on the ClearVideo patents.

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

Competition

There are numerous companies offering various types of services and products similar to the Company’s, some of which have more financial and technical resources than the Company and there can be no assurance that in the future, the Company will be able to compete successfully with our competitors.

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

Company’s Office

The Company’s offices and technology center are located at 11333 E Pine St, Ste 92, Tulsa, Oklahoma 74116 and its telephone number is (918) 592-0015.

Employees

The Company has one full-time employee and two consultants. The president and CEO of the Company is not receiving or accruing a salary at this time.

ITEM 1A.                   RISK FACTORS.

No Operating History and Limited Revenues.
The Company has no record of profitable operations and there is nothing at this time that assumes the Company’s plans will ultimately prove successful. The Company’s Independent Certified Public Accountant’s report on the Company’s March 31, 2012 and 2011, financial statements contained an explanatory paragraph which expressed substantial doubt about the Company’s ability to continue as a going concern due to the Company’s recurring losses from operations and working capital deficit.

Lack of Market Research.
The Company has conducted limited research and has not engaged other entities on its behalf to conduct market research and provide management with assurance that market demand exists for the business contemplated by the Company.

Securities are Subject to Penny Stock Rules.
The Company’s shares are “penny stocks” consequently they are subject to Securities and Exchange Commission regulations which impose sales practice requirements upon brokers and dealers in order to make risk disclosures available to customers before effecting any transactions therein.

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

Need for Subsequent Funding.
The Company believes it will need to raise additional funds in order to achieve profitable operations. The Company’s continued operations therefore will depend upon the availability of cash flow, if any, from its operations or its ability to raise additional funds through bank borrowings or equity or debt financing. There is no assurance that the Company will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Company. If the Company cannot obtain needed funds, it may be forced to curtail or cease its activities.

Need for Additional Key Personnel.
The Company employs one full time employee. The success of the Company’s proposed business will depend, in part, upon the ability to attract and retain qualified employees. The Company believes that it will be able to attract competent employees, but no assurance can be given that the Company will be successful in this regard. If the Company were unable to engage and retain the necessary personnel, its business would be materially and adversely affected.

Reliance upon Directors and Officers.
The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and employees who will exercise control over the day-to-day affairs of the Company, and upon its Directors, most of whom are engaged in other activities, and will devote limited time to the Company’s activities. Accordingly, while the Company may solicit business through its Officers, there can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. The Company at present does not have any commitments regarding its proposed operations and there can be no assurance that any commitments will be forthcoming.

Issuance of Additional Shares.
The Company has available as of June 8, 2012 approximately 154,860,982 shares of Common Stock or 77.43% of the 200,000,000 authorized shares of Common Stock of the Company remained unissued. The Board of Directors has the power to issue such shares, without shareholder approval. The Company may also issue additional shares of Common Stock pursuant to a plan and agreement of merger with a private corporation. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, the Company may in the future attempt to issue shares to raise capital, acquire products, equipment or properties, or for other corporate purposes.

Non-Arms’ Length Transaction.
The number of shares of Common stock issued to present shareholders of the Company was arbitrarily priced and may not be considered the product of arms’ length transactions.

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

Limited Public Market for Securities.
The Company’s stock is traded under the symbol “EXNT” on the NASD OTC Bulletin Board, and under the symbol “AOHMDW” on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany The stock has traded sporadically and there is no assurance that a trading market will continue to develop in the future, or that it will be sustained. A shareholder of the Company’s securities may, therefore, be unable to resell the securities should he/she desire to do so. Furthermore, it is unlikely that a lending institution will accept the Company’s securities as pledged collateral for loans unless a regular trading market develops.

Cumulative Voting, Preemptive Rights and Control.
There are no preemptive rights in connection with the Company’s Common Stock. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company’s Board of Directors.

No Dividends Anticipated.
The Company at the present time does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. Investors who anticipate the need of an immediate income from their investment in the Company’s Common Stock should refrain from purchasing the Company’s securities.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                      DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company owns personal property in the form of patents, licenses and office equipment.

The Company currently leases its office and technology space in Tulsa, OK for $448 per month.

The Company’s offices are currently adequate and suitable for its operations. The Company will relocate its offices as the need arises. However, The Company currently has not entered into any negotiations with anyone to relocate its offices.

ITEM 3.                      LEGAL PROCEEDINGS.

We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information
The Company’s stock is traded under the symbol “EXNT” on the OTCQB, and the symbol “AOHMDW” on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

The following table shows the reported high and low closing bid prices per share for our common stock based on information provided by the OTC Bulletin Board. The over-the-counter market quotations set forth for our common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Period from January 1, 2012 to March 31, 2012	$0.13	$0.02
Period from October 1, 2011 to December 31, 2011	$0.08	$0.01
Period from July 1, 2011 to September 30, 2011	$0.08	$0.04
Period from April 1, 2011 to June 30, 2011	$0.10	$0.03
Period from January 1, 2011 to March 31, 2011	$0.06	$0.04
Period from October 1, 2010 to December 31, 2010	$0.10	$0.02
Period from July 1, 2010 to September 30, 2010	$0.12	$0.06
Period from April 1, 2010 to June 30, 2010	$0.13	$0.06

Holders
There were approximately 107 stockholders of record of the Common Stock as of June 6, 2012. This does not reflect those shares held beneficially or in “street” name.

Dividend Policy
The Company has never declared or paid any cash dividends on its Common Stock, and the Company currently intends to retain any future earnings to fund the development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Future declaration and payment of dividends on its Common Stock, if any, will be determined in light of the then-current conditions, including the Company’s earnings, operations, capital requirements, financial conditions, restrictions in financing agreements, and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities
The Company received $50,000 in the sale of 1,250,000 restricted shares of common stock in June 2012.

ITEM 6.                      SELECTED FINANCIAL DATA.

This item is not applicable because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation, discussion of the results of operations and financial conditions should be read in conjunction with the financial statements and related notes appearing in this report.

Overview
EnXnet, Inc. (the “Company”) was formed under the laws of the State of Oklahoma on March 30, 1999. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices. EnXnet is primarily focusing on products, solutions and services that support and enhance environmental products and multimedia management.

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

Results of Operations.

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011.

Revenues.
We had no revenues from operations for the years ending March 31, 2012 and 2011. At the present time we are focusing our efforts on the TAC Unit. The unit provides air conditioning and heating for semi-truck cabs that are now required to meet State and Federal engine idling rules. The Tac Unit uses a 12 Volt Technology and is operated solely from the truck’s auxiliary batteries. The batteries are recharged by the truck’s alternator while running. With the TAC Unit, a truck can remain parked with the motor off and maintain a comfortable environment for the driver while burning no diesel fuel for up to 10 hours on the auxiliary battery system. The TAC Unit’s technology has the ability to serve numerous other vehicle applications as well.

Operating Expenses.
The Company incurred operating expenses for the years ended March 31, 2012 and 2011 of $251,467 and $234,902. The increase in operating expenses of $16,565 (7.1%) is attributed to an increase in consulting expense of $22,670 (35.6%); an increase in payroll expense of $64,037 (167.6%); a decrease in professional services of $72,180 (69.4%), other expense categories increased by $484.

Consulting expenses for the year ended March 31, 2012 increased $22,670 from the year ended March 31, 2011. The increase in consulting expenses is due to amounts paid for the development of the TAC Unit in the amount of $41,339 during the year ended March 31, 2012. In addition, the value of stock and options issued to consultants decreased in amount due to the valuation of the underlying common stock shares and common stock options issued for consulting services performed. The consulting expenses related to the issuance of common stock and options were $42,793 and $61,237 for the years ended March 31, 2012 and 2011, a decrease of $18,444.

The increase in payroll expenses for the year ended March 31, 2012 of $64,037 relates to increased salary for one employee of approximately $20,000 in the year ended March 31, 2012 over 2011. In the year ended March 31, 2012 the Company also issued stock to an employee with a valuation of $3,000. In addition during the year ended March 31, 2012 the value of stock options issued to employees, officers and directors was recorded in the amount of $25,509 for options that had vested. During the year ended March 31, 2011, the Company did not issue stock and there were no stock options that were issued that vested in the previous year.

Professional services expenses for the year ended March 31, 2012 decreased $72,180 from the year ended March 31, 2011. Of the decrease, $51,402 relates to our use of attorneys in the patent filing process. Professional accounting services accounted for $19,317 of the decrease as well.

We incurred net losses for the years ended March 31, 2012 and 2011 of $275,124 and $259,208 or $(0.006) and $(0.006) per share.

Liquidity and Capital Resources.
The Company from inception through June 8, 2012 has issued 46,389,018 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, and the patent for the TAC Unit, ThinDisc, the Optical Disc, DSTag, EnXcase, and the Antenna patents. The Company has $11,967 in cash as of March 31, 2012.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2012 and 2011. The working capital deficit at March 31, 2012 and 2011 was $1,520,568 and $1,374,515, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result of these factors, the Company's independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2012 and 2011 financial statements which expressed substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets as of March 31, 2012 and 2011 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
EnXnet, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheets of EnXnet, Inc. (the “Company”) as of March 31, 2012 and the related statements of expenses, shareholders’ deficit, and cash flows for the year ended March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and the results of operations and its cash flows for the year then ended and in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered recurring losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

July 16, 2012

PB&H
PATTILLO, BROWN & HILL, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS ■ BUSINESS CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of EnXnet, Inc.

We have audited the accompanying balance sheets of EnXnet, Inc. ("the Company") as of March 31, 2011, and the related statements of income, stockholders' equity (deficit), and cash flows for the year then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. as of March 31, 2011, and the results of its operations and its cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has a working capital deficit and has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pattillo, Brown & Hill, L.L.P.

Waco, Texas

June 20, 2011

401 WEST HIGHWAY 6 ■ P. O. BOX 20725 ■ WACO, TX 76702-0725 ■ (254) 772-4901■ FAX: (254) 772-4920 ■ www.pbhcpa.com
AFFILIATE OFFICES: BROWNSVILLE, TX (956) 544-7778 ■ HILLSBORO, TX (254) 582-2583
TEMPLE, TX (254) 791-3460 ■ ALBUQUERQUE, NM (505) 266-5904

ENXNET, INC
BALANCE SHEETS

	March 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$11,966	$8,443
Prepaid expenses	1,828	42,824
TOTAL CURRENT ASSETS	13,794	51,267
FIXED ASSETS
Furniture & fixtures	6,160	6,160
Machinery & equipment	74,516	74,516
Less accumulated depreciation	(80,676)	(76,865)
TOTAL FIXED ASSETS	-	3,811
OTHER ASSETS
Patent technology, net of accumulated amortization of $1,554	39,850	-
Deposits	1,137	1,137
TOTAL OTHER ASSETS	40,987	1,137
TOTAL ASSETS	$54,781	$56,215

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$510,244	$500,014
Advances from officer - related party	39,500	13,043
Advances from stockholder	32,400	31,000
Convertible notes payable	186,413	181,413
Convertible notes payable - related party	765,805	700,312
TOTAL CURRENT LIABILITIES	1,534,362	1,425,782

STOCKHOLDERS' DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 45,139,018 and 43,030,018 shares issued and outstanding	2,257	2,151
Additional paid-in capital	5,219,593	5,054,588
Accumulated deficit	(6,601,431)	(6,326,306)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS' DEFICIT	(1,479,581)	(1,369,567)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$54,781	$56,215

The accompanying notes are an integral part of these audited financial statements.

ENXNET, INC
STATEMENTS OF EXPENSES

	For the Years Ended
	March 31,
	2012	2011

EXPENSES
Consulting fees	$86,307	$63,637
Depreciation & amortization	5,365	5,898
Payroll	102,256	38,219
Professional services	31,826	104,006
Occupancy	13,774	15,308
Office	7,960	5,491
Travel	1,192	598
Other	2,788	1,745
Total Expenses	251,468	234,902
LOSS FROM OPERATIONS	(251,468)	(234,902)
OTHER INCOME (EXPENSE)
Interest expense	(23,657)	(24,306)
NET LOSS	$(275,125)	$(259,208)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	43,882,775	40,621,339

The accompanying notes are an integral part of these audited financial statements.

ENXNET, INC
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the years ended March 31, 2011 and March 31, 2012

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance, March 31, 2010	36,108,429	$1,805	4,680,380	$(6,067,098)	$(100,000)	$(1,484,913)
Common stock issued for:
Cash	832,500	42	41,358	-	-	41,400
Services	377,000	19	14,831	-	-	14,850
Notes payable	5,712,089	285	285,319	-	-	285,604
Stock options issued	-	-	32,700	-	-	32,700
Net loss	-	-	-	(259,208)	-	(259,208)
Balance, March 31, 2011	43,030,018	$2,151	$5,054,588	$(6,326,306)	$(100,000)	$(1,369,567)
Common stock issued for:
Cash	1,175,000	59	74,941	-	-	75,000
Services	134,000	7	7,794	-	-	7,801
Acquisition of assets	800,000	40	29,960	-	-	30,000
Stock options issued
Services			45,906			45,906
Acquisition of assets	-	-	6,404	-	-	6,404
Net loss	-	-	-	(275,125)	-	(275,125)
Balance, March 31, 2012	45,139,018	$2,257	$5,219,593	$(6,601,431)	$(100,000)	$(1,479,581)

The accompanying notes are an integral part of these audited financial statements.

ENXNET, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(275,125)	$(259,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,365	5,898
Common stock issued for services	7,801	14,850
Stock options issued	45,906	32,700
Changes in operating assets and liabilities:
Prepaid expenses	40,996	20,721
Accounts payable & accrued expenses	10,730	51,598
Net cash used in operating activities	(164,327)	(133,441)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of technology	(5,000)	-
Net cash used in investing activities	(5,000)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	75,000	41,400
Proceeds from note payable	15,450	21,295
Proceeds from advances from officer and stockholder	84,400	61,300
Repayment of advances	(2,000)	(6,400)
Net cash provided by financing activities	172,850	117,595
NET INCREASE (DECREASE) IN CASH	3,523	(15,846)
CASH - Beginning of period	8,443	24,289
CASH - End of period	$11,966	$8,443
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for payment of debt	$-	$179,000
Common stock issued for payment of accrued expenses	$-	$76,604
Common stock issued for acquisition of assets	$30,000	$-
Issuance of stock options for acquisition of assets	$6,404	$-

The accompanying notes are an integral part of these audited financial statements.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2012 and 2011

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

EnXnet, Inc. (the "Company") was formed in Oklahoma on March 30, 1999. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices. EnXnet is primarily focusing on products, solutions and services that support and enhance environmental products and multimedia management.

The Company has a working capital deficit and has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. The Company received $50,000 in the sale of common stock in June 2012. Funds required to carry out management's plans are expected to be derived from future stock sales and borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Cash and cash equivalents
Cash equivalents are highly liquid investments with an original maturity of three months or less.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

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

Depreciation expenses included in operating expenses for the years ended March 31, 2012 and 2011 were $3,811 and $5,898, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of March 31, 2012, the company recognized $0 impairment expense.

Goodwill and other intangibles – Goodwill and other intangibles with indefinite lives are not amortized but are reviewed for impairment at least annually, or more frequently if an event or circumstance indicates that an impairment may have occurred. To test for impairment, the fair value of each reporting unit is compared to the related net book value, including goodwill. If the net book value of the reporting unit exceeds the fair value, an impairment loss is measured and recognized. An income approach is utilized to estimate the fair value of each reporting unit. The income approach is based on the projected debt-free cash flow, which is discounted to the present value using discount factors that consider the timing and risk of cash flows.

Licenses
The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2012 and 2011

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

Income taxes
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available to reduce future taxable income. Future tax benefits for these net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Reclassifications
Certain amounts have been reclassified from the prior financial statements for comparative purposes.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2012 and 2011

NOTE 3 – INCOME TAXES

At March 31, 2012 and 2011, the Company had net deferred tax assets of approximately $2,238,000 and $2,151,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2012 and 2011. At March 31, 2012 and 2011, the Company has net operating loss carry forwards totaling approximately $6,580,000 which will begin to expire in the year 2015.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:	March 31,
	2012	2011
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand, convertible into a maximum of 12,595,503 common shares	583,850	518,357
2% convertible note payable to an entity controlled by Ryan Corley, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
Total notes payable-related party	$765,805	$700,312

Convertible notes payable consist of the following:	March 31,
	2012	2011
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 2 stockholders, due on demand, convertible into a maximum of 294,934 common shares	11,413	6,413
Total notes payable	$186,413	$181,413

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:
Advances from a stockholder at March 31, 2012 and 2011 were $32,400 and $31,000, respectively.

Advances from Officer:
Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2012 and 2011, the CEO made additional unsecured advances totaling $84,400 and $48,400. During the years ended March 31, 2012 and 2011, the Company made payments on these advances of $2,000 and $4,000. Also during the years ended March 31, 2012 and 2011, the Company converted $55,043 and $88,437 of the advances into notes payable. At March 31, 2012 and 2011, advances from the CEO were $29,000 and $2,543, respectively.

The Company has notes payable to the CEO in the aggregate amount of $605,555 and $540,062 as of March 31, 2012 and 2011. During the year ended March 31, 2011, the CEO transferred $20,000 of these notes to unrelated entities. These notes with accrued interest were then converted into 401,070 shares of the Company’s common stock. Also, year ended March 31, 2011, the CEO transferred $25,000 of notes payable to the CFO, Secretary and an outside member of the Board of Directors. These notes were then converted into 500,000 shares of the Company’s common stock. Additionally, during the year ended March 31, 2011, the CEO requested conversion of $85,000 in notes payable and $76,396 of accrued interest. The CEO assigned 1,563,940 of the conversion shares to trusts held for the benefit of his children, a relative and an unrelated individual. The CEO received 1,663,979 of the converted shares. Accrued interest owed on these notes at March 31, 2012 and 2011 is $122,670 and $110,689. These notes and accrued interest are convertible into 13,372,992 and 11,812,385 shares of restricted common stock of the company.

An entity controlled by the CEO made unsecured advances totaling $-0- and $23,250 during the year ended March 31, 2012 and 2011. The entity converted $10,350 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2011. At March 31, 2012 and 2011, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2012 and 2011 is $12,136 and $7,684. These notes and accrued interest are convertible into 2,780,783 and 2,710,013 shares of restricted common stock of the company.

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2012 and 2011

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 134,000 and 337,000 common shares during the years ended March 31, 2012 and 2011 for services valued at $7,801 and $14,850.

The Company sold 1,175,000 and 832,500 common shares during the years ended March 31, 2012 and 2011 cash of $75,000 and $41,400.

The Company issued 800,000 shares of restricted common stock during the year ended March 31, 2012 in exchange for the rights, title and patent to the TAC unit. This stock was valued at $30,000.

The Company issued 5,712,089 shares of restricted common stock during the year ended March 31, 2011 in exchange for debt in the amount of $285,604.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company's common stock. Under the Plan during the years ended March 31, 2012 and 2011, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000 and -0-. At March 31, 2012 there were 1,990,000 options issued under the Plan and there were no available options to be issued under the Plan.

The Company also issues stock options to purchase common stock outside of the Plan. During the years ended March 31, 2012 and 2011, the Company granted 800,000 and 300,000 such options for 24 months at exercise prices from $0.15 to $0.10 per share to unrelated entities. At March 31, 2012 and 2011, there were 1,100,000 and 300,000 such options outstanding.

The Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants as follows:

Dividends yield	0%
Computed volatility	115%
Risk-free interest rate	.63%
Expected life	2 to 6 years

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

A summary of the status of the Company's stock options as of March 31, 2012 and 2011 is presented below:

	2012	2011
Options outstanding at beginning of year	1,285,000	3,880,800
Options granted	2,990,000	300,000
Options exercised	-	-
Options canceled	(1,185,000)	(2,895,800)
Options outstanding at end of year	3,090,000	1,285,000

The following table summarizes the information about the stock options as of March 31, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	5.30	$.12	1,120,000	$.12
.10-.15	800.000	1.60	.12	800,000.12
.05	300,000.19		$.05	300,000.05
$.05 – .15	3,090,000	3.85	$.11	2,220,000	$.11

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED MARCH 31, 2012 and 2011

The following table summarizes the information about the stock options as of March 31, 2011:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.40 - .66	330,000.25		$.56	330,000	$.56
.43	200,000.25		.43	200,000.43
.38	135,000.31		.38	135,000.38
.06 - 51	320,000.31		.38	320,000.38
.05	300,000	1.19	.05	300,000.05
$.05 – .66	1,285,000.49		$.36	1,285,000	$.36

NOTE 8 – ACQUISITION - THERMAL AIR CONTROL SYSTEM

The Company announced on July 11, 2011 an agreement to acquire the rights, title and patents to the Thermal Air Control Systems (TAC Unit) from Tac Unit LLC. The agreement calls for Tac Unit LLC to be paid a royalty of eight percent (8%) on the net sales of the products based on the Technology. In addition, Tac Unit LLC was paid 300,000 shares of EnXnet Common Stock, with an additional stock option to purchase 300,000 shares of EnXnet Stock at a price of $0.15 per share for a period of 2 years. The Company agreed to provide $50,000 in funding to introduce the Technology to the market. On January 17, 2012 the Company negotiated the royalty to be paid to four percent (4%) for the issuance of an additional 500,000 shares of EnXnet Common Stock, with an additional stock option to purchase 500,000 shares of EnXnet Stock at a price of $0.10 per share for a period of 2 years.

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

In acquiring the TAC Unit, the Company also issued 150,000 shares of the Company’s common stock to an individual for his assistance and work on the TAC Unit. These shares were valued at $0.05 per share for total compensation of $7,500.

NOTE 9 – SUBSEQUENT EVENTS

On June 4, 2012, the Company sold 1,250,000 common shares for $50,000 cash.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the year end March 31, 2012, included in this report have been audited by MaloneBailey LLP, as set forth in this annual report.

ITEM 9A.                    CONTROL AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented, (a) it immediately reviews our controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modifies and improves our controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause our controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls, as well as all relevant personnel throughout our organization, and (d) it implements in our training program specific emphasis on such controls and procedures to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of our overall control objectives.

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

(b)      Management’s Report on Internal Control Over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements and the reliability of financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management team as of March 31, 2012 conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of March 31, 2012, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers
Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	68	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	53	Chief Financial Officer, Treasurer
Richard W Martel, Jr.	54	Director
Linda Howard	65	Secretary

Ryan Corley - President, CEO, and a member of the Board of Directors.
Mr. Corley has served as president and a member of the Board of Directors of the Company since February 5, 2000. Mr. Corley is the managing member of Treasure Finders LLC since it was founded on September 9, 2009. Mr. Corley became the Managing member of San Juan Minerals, LLC in April 2006. Mr. Corley received a Bachelor of Science in Business Administration and a Masters in Business Administration from the University of Tulsa.

Stephen Hoelscher - Chief Financial Officer and Treasurer
Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 32 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. Mr. Hoelscher will continue his work with EnXnet and Mastdon and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Richard W. Martel, Jr. - Member of the Board of Directors
Mr. Martel was elected to the Board of Directors and began serving on October 1, 2006. Mr. Martel had been the President of Gem Depot, Inc which was an ecommerce company that sold and distributed gemstones, gold and jewelry over the internet. Mr. Martel is also the co-founder and President of Detekt Corporation, a company that provides nondestructive infrared services to diagnose electrical and roofing problems for facilities. Detekt was founded in April 1986. Mr. Martel received his B.S. in Chemistry from Oklahoma State University in Stillwater, Oklahoma in 1981 and a MBA in Telecommunications Management from St. Edwards University in Austin, Texas in 1998.

Linda Howard – Corporate Secretary
Ms. Howard has been employed by the Company since July 2001 and has served in the capacity of executive assistant. Prior to coming to the Company she managed Sooner Beauty Supply in Tulsa, OK from May 1998 to June 2001. Ms. Howard has worked with management for Doctor’s Hospital; OTASCO; Yellow Freight System; Blue Cross and Blue Shield; and Skelly Oil Company. Ms. Howard attended Tulsa Community College.

Election of Officers and Directors
All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company’s officers are elected by the Board of Directors after each annual meeting of the Company’s shareholders and hold office until their death, or until they resign or have been removed from office.

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

ITEM 11.                    EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2012 and 2011.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley	2012	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2011	-0-	-0-	-0-	-0-	-0-

(1)      There is a stock option plan for the benefit of the Company’s officers and directors. There is no pension, or profit sharing plan for the benefit of the Company’s officers and directors.

Employment Agreements
We do not have an employment agreement with our CEO, Mr. Corley.

Other Compensation
We may issue to our independent directors stock options and common stock as compensation as determined by the Board of directors.

Stock option Plan

2001 Stock Option Plan
We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 2,190,000 stock options that are outstanding at March 31, 2012.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	100,000	100,000	100,000	$0.12	2017
Richard Martel, Jr.	100,000	100,000	100,000	$0.12	2017
Stephen Hoelscher	250,000	250,000	250,000	$0.12	2017
Linda Howard	200,000	200,000	200,000	$0.12	2017

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	-	-	-	-	-	-	-
Richard Martel, Jr.	-	-	-	-	-	-	-

Securities Authorized for Issuance under Equity Compensation Plans
The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2012:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,190,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	2,190,000	$0.12	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2012 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,293,948	18.29%
Steve Hoelscher (4)	840,760	1.84%
Richard W Martel, Jr. (5)	320,000	*
Linda Howard (6)	725,000	1.59%
All directors and named executive officers as a group (4 persons)	10,179,708	21.92%

Other 5% or Greater Beneficial Owners	-0-	N/A
* Less than 1%.

(1)
Beneficial ownership is calculated based on 45,139,018 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)	The address for the directors and named executive officers is c/o EnXnet, Inc 11333 E Pine St, Suite 92 Tulsa, OK 74116.

(3)      Includes 100,000 shares of common stock issuable upon the exercise of options at an average price of $.15 per share.
(4)      Includes 250,000 shares of common stock issuable upon the exercise of options at an average price of $.15 per share.
(5)      Includes 100,000 shares of common stock issuable upon the exercise of options at an average price of $.15 per share.
(6)      Includes 250,000 shares of common stock issuable upon the exercise of options at an average price of $.15 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the year ended March 31, 2012 and 2011, the CEO made additional unsecured advances totaling $84,400 and $48,400. During the year ended March 31, 2012 and 2011 the Company made payments on these advances of $2,000 and $4,000. Also during the year ended March 31, 2012 and 2011 the Company converted $55,043 and $88,437 of the advances into notes payable. At March 31, 2012 and 2011, advances from the CEO were $29,000 and $2,543, respectively.

The Company has notes payable to the CEO in the aggregate amount of $605,555 and $540,062 as of March 31, 2012 and 2011. During the year ended March 31, 2011, the CEO transferred $20,000 of these notes to unrelated entities. These notes with accrued interest were then converted into 401,070 shares of the Company’s common stock. Also, year ended March 31, 2011, the CEO transferred $25,000 of notes payable to the CFO, Secretary and an outside member of the Board of Directors. These notes were then converted into 500,000 shares of the Company’s common stock. Additionally, during the year ended March 31, 2011, the CEO requested conversion of $85,000 in notes payable and $76,396 of accrued interest. The CEO assigned 1,563,940 of the conversion shares to trusts held for the benefit of his children, a relative and an unrelated individual. The CEO received 1,663,979 of the converted shares. Accrued interest owed on these notes at March 31, 2012 and 2011 is $122,670 and $110,689. These notes and accrued interest are convertible into 13,372,992 and 11,812,385 shares of restricted common stock of the company.

An entity controlled by the CEO made unsecured advances totaling $-0- and $23,250 during the year ended March 31, 2012 and 2011. The entity converted $10,350 of the advances into notes payable bearing interest of 3% during the year ended March 31, 2011. At March 31, 2012 and 2011, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2012 and 2011 is $12,136 and $7,684. These notes and accrued interest are convertible into 2,780,783 and 2,710,013 shares of restricted common stock of the company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
The aggregate fees charged by Pattillo, Brown and Hill, L.L.P. (2011 audit and 2012 interim) for professional services rendered for the audits of our annual financial statements included in this Annual report on Form 10K for the fiscal years ended March 31, 2012 and 2011 were $5,275 and $8,550, respectively.

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the year ended March 31, 2012. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K for the fiscal years ended March 31, 2012 were $11,000.

Audit Related Fees
For the Company’s fiscal year ended March 31, 2012 and 2011, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees
For the Company’s fiscal year ended March 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2012 and 2011.

PART IV

ITEM 15.                      EXHIBITS.

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)      Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.
(2)      Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2012	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 16, 2012	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

July 16, 2012	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

July 16, 2012	/s/ Richard W. Martel
Richard W. Martel, Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)      Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.
(2)      Filed herewith.