Form 10-Q
period 2012-06-30
ENXNET INC
filed 2012-08-14
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2012, there were outstanding 46,639,018 shares of the registrant’s common stock, $0.0005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

ENXNET, INC
BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2012	March 31, 2012
CURRENT ASSETS
Cash	$32,462	$11,966
Prepaid expenses	155	1,828
TOTAL CURRENT ASSETS	32,617	13,794

OTHER ASSETS
Patent technology, net	39,332	39,850
Deposits	1,137	1,137
TOTAL OTHER ASSETS	40,469	40,987
TOTAL ASSETS	$73,086	$54,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$509,715	$510,244
Advances from officer - related party	10,500	39,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	186,413	186,413
Convertible notes payable - related parties	802,705	765,805
TOTAL CURRENT LIABILITIES	1,541,733	1,534,362

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 46,639,018 and 45,139,018 shares issued and outstanding	2,332	2,257
Additional paid-in capital	5,281,471	5,219,593
Accumulated deficit	(6,652,450)	(6,601,431)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,468,647)	(1,479,581)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$73,086	$54,781

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended
	June 30,
	2012	2011
REVENUES	$-	$-
COST OF SALES	-	-
Gross Profit	-	-
EXPENSES
Consulting fees	11,273	15,181
Depreciation & amortization	518	1,452
Advertising	-	-
Payroll	15,039	14,508
Professional services	11,855	2,591
Occupancy	3,160	3,231
Office	1,710	2,569
Travel	770	300
Other	671	1,151
Total Expenses	44,996	40,983
LOSS FROM OPERATIONS	(44,996)	(40,983)
OTHER INCOME (EXPENSE)
Interest expense	(6,023)	(5,601)
NET LOSS	$(51,019)	$(46,584)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	45,253,089	43,040,073

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,019)	$(46,584)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	518	1,452
Common stock issued for services	7,500	750
Stock options issued	4,453	-
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in prepaid expenses	1,673	14,232
Increase (decrease) in accounts payable & accrued expenses	(529)	(19,992)
Net cash provided (used) by operating activities	(37,404)	(50,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	50,000	-
Proceeds from note payable	-	-
Proceeds from advances from officer and stockholders	18,900	52,500
Repayment of advances from officer and stockholders	(11,000)
Net cash provided (used) by financing activities	57,900	52,500

NET INCREASE (DECREASE) IN CASH	20,496	2,358
CASH - Beginning of period	11,966	8,443
CASH - End of period	$32,462	$10,801

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of account payable – related parties to note payable – related parties	$36,900	$-

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the three months ended June 30, 2012 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Comission (the “SEC”) for interim financia1 information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related parties consists of the following:
	June 30, 2012	March 31, 2012
3% convertible note payable to Ryan Corley, President of the Company, due on demand	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand	620,750	583,850
2% convertible note payable to an entity controlled by Ryan Corley, due on demand	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand	111,350	111,350
Total notes payable-related party	$802,705	$765,805

Convertible notes payable consist of the following:
	June 30, 2012	March 31, 2012
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 2 stockholders, due on demand, convertible into a maximum of 294,934 common shares	11,413	11,413
Total notes payable	$186,413	$186,413

NOTE 4 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both June 30, 2012 and March 31, 2012 were $32,400.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the three months ended June 30, 2012, the CEO made additional unsecured advances totaling $18,900. During the three months ended June 30, 2012 the Company made payments on these advances of $11,000. On May 17, 2012, advances in the amount of $36,900 were converted into a note payable bearing interest at 2% and convertible into common stock of the Company at $0.08 per share.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company has notes payable to the CEO totaling $642,455 and $605,555 as of June 30, 2012 and March 31, 2012. Accrued interest owed on these notes is $125,814 and $122,670. These notes and accrued interest are convertible into 13,899,258 and 13,372,992 shares, respectively.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. At both June 30, 2012 and March 31, 2012, advances from the entity controlled by the CEO were $10,500 with notes payable totaled $160,250. Accrued interest owed on these notes was $13,213 and $12,136, respectively. These notes and accrued interest are convertible into 2,797,773 and 2,780,783 shares, respectively.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company issued 250,000 shares in exchange for services valued at $7,500 for the three months ended June 30, 2012. The Company also issued 1,250,000 shares for $50,000 in cash during the three months ended June 30, 2012.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2012, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $4,453 due to the vesting of these options.

There were no stock options issued during the 3 months ended June 30, 2012.  A summary of the status of the Company’s stock options as of June 30, 2012 is presented below:

June 30, 2012
Options outstanding at beginning of year	3,090,000
Options granted	-
Options exercised	-
Options canceled	(300,000)
Options outstanding at end of year	2,790,000

The following table summarizes the information about the stock options as of June 30, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	5.06	$.12	1,120,000	$.12
.10-.15	800.000	1.35	.12	800,000.12
$.10 – .15	2,790,000	3.99	$.12	1,920,000	$.12

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2012, the Company issued to its new Executive Vice President, 100,000 shares and an option to purchase 200,000 shares at $0.25 per share. This option expires on the earlier of 3 years from the grant date or 90 days after the resignation of the Executive Vice President.

On July 18, 2012, the Company sold 500,000 shares for $50,000 cash.

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

Results of Operations – Three months ended June 30, 2012 and 2011.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $44,996 and $40,983 for the three months ended June 30, 2012 and 2011, a increase of $4,013 or 10%. The increase in operating expenses of $4,013 for the three months ended June 30, 2012 when compared to the three month period ended June 30, 2011 is attributed to:

Increases in:

•	Professional services of $9,264
•	All other increasing expense categories $1,001

Decreases in:

•	Consulting fees of $3,908
•	Depreciation and amortization of $934
•	All other decreasing expense categories $1,410

The increase in professional fees of $9,264 for the three months ended June 30, 2012 compared to the three month period ended June 30, 2011 is attributed to an increase in fees for auditor related services.

The decrease in consulting expenses of $3,908 for the three months ended June 30, 2012 compared to the three month period ended June 30, 2011 is related to the amount of restricted stock issued to consultants for services to the company. In the three months ended June 30, 2012 we recognized consulting expense totaling $8,246 while in the three months ended June 30, 2011 we recognized consulting expense totaling $14,681.

Other classifications of expenses did not fluctuate substantially for the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.

During the three months ended June 30, 2012 and 2011 we incurred net losses of $51,019 and $46,584 or $(0.001) and $(0.001) per share.

Liquidity and Capital Resources.

From inception through June 30, 2012, the Company has issued 46,639,018 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $32,462 in cash as of June 30, 2012.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2012. At June 30, 2012 and March 31, 2012 the working capital deficit was $1,509,116 and $1,520,568, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2012 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expenses included in operating expenses for the three months ended June 30,, 2012 and 2011 were $518 and $1452, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of June 30, 2012, the company recognized $0 impairment expense.

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended June 30, 2012 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 Annual Report on Form 10-K.

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

ITEM 1.             LEGAL PROCEEDINGS.

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

ITEM 1A.           RISK FACTORS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2012.

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