Form 10-Q/A
period 2012-06-30
ENXNET INC
filed 2012-09-11
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A-1

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of EnXnet, Inc. for the period ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405(a)(2) of Regulation S-T. Exhibit 101 consists of the interactive data files that were not included with the Form 10-Q, as allowed by the 30-day grace period for the first quarterly period in which detailed footnote tagging is required. This amendment does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized on this 11th day of September, 2012.

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