Form 10-Q
period 2012-09-30
ENXNET INC
filed 2012-11-13
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 9, 2012, there were outstanding 47,469,018 shares of the registrant’s common stock, $0.0005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

ENXNET, INC
BALANCE SHEET
(Unaudited)

ASSETS	September 30, 2012	March 31, 2012
CURRENT ASSETS
Cash	$34,337	$11,966
Prepaid expenses	1,573	1,828
TOTAL CURRENT ASSETS	35,910	13,794

OTHER ASSETS
Patent technology, net	38,814	39,850
Deposits	1,137	1,137
TOTAL OTHER ASSETS	39,951	40,987
TOTAL ASSETS	$75,861	$54,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$521,293	$510,244
Advances from officer - related party	10,500	39,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	186,413	186,413
Convertible notes payable - related parties	802,705	765,805
TOTAL CURRENT LIABILITIES	1,553,311	1,534,362

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 47,469,018 and 45,139,018 shares issued and outstanding	2,373	2,257
Additional paid-in capital	5,397,431	5,219,593
Accumulated deficit	(6,777,254)	(6,601,431)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,477,450)	(1,479,581)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$75,861	$54,781

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended		Six months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
Gross Profit	-	-	-	-
EXPENSES
Consulting fees	22,394	42,791	33,667	57,972
Depreciation & amortization	518	1,397	1,036	2,849
Advertising	-	-	-	-
Payroll	77,267	18,325	92,306	32,833
Professional services	9,297	2,354	21,152	4,945
Occupancy	3,588	3,734	6,748	6,965
Office	1,965	1,647	3,675	4,216
Travel	2,864	392	3,634	692
Other	707	503	1,378	1,654
Total Expenses	118,600	71,143	163,596	112,126
LOSS FROM OPERATIONS	(118,600)	(71,143)	(163,596)	(112,126)
OTHER INCOME (EXPENSE)
Interest expense	(6,204)	(6,018)	(12,227)	(11,619)
NET LOSS	$(124,804)	$(77,161)	$(175,823)	$(123,745)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	47,164,235	43,673,225	45,129,059	43,358,379

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,823)	$(123,745)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,036	2,849
Common stock issued for services	69,000	17,100
Stock options expense	8,954	11,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in prepaid expenses	255	27,511
Increase (decrease) in accounts payable & accrued expenses	11,049	(13,060)
Net cash provided (used) by operating activities	(85,529)	(78,045)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of technology		(16,300)
Net cash provided (used) by investing activities		(16,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	100,000	50,000
Proceeds from note payable	-	15,450
Proceeds from advances from officer and stockholders	18,900	66,000
Repayment of advances from officer and stockholders	(11,000)	-
Net cash provided (used) by financing activities	107,900	131,450

NET INCREASE (DECREASE) IN CASH	22,371	37,105
CASH - Beginning of period	11,966	8,443
CASH - End of period	$34,337	$45,548

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of account payable – related parties to note payable – related parties	$36,900	$-

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the nine months ended September 30, 2012 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related parties consists of the following:
	September 30, 2012	March 31, 2012
3% convertible note payable to Ryan Corley, President of the Company, due on demand	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand	620,750	583,850
2% convertible note payable to an entity controlled by Ryan Corley, due on demand	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand	111,350	111,350
Total notes payable-related party	$802,705	$765,805

Convertible notes payable consist of the following:
	September 30, 2012	March 31, 2012
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 2 stockholders, due on demand, convertible into a maximum of 294,934 common shares	11,413	11,413
Total notes payable	$186,413	$186,413

NOTE 4 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both September 30, 2012 and March 31, 2012 were $32,400.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the nine months ended September 30, 2012, the CEO made additional unsecured advances totaling $18,900. During nine months ended September 30, 2012 the Company made payments on these advances of $11,000. On May 17, 2012, advances in the amount of $36,900 were converted into a note payable bearing interest at 2% and convertible into common stock of the Company at $0.08 per share.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company has notes payable to the CEO totaling $642,455 and $605,555 as of September 30, 2012 and March 31, 2012. Accrued interest owed on these notes is $129,108 and $122,670. These notes and accrued interest are convertible into 14,740,512 and 13,372,992 shares, respectively.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of September 30, 2012 and March 31, 2012 is $160,250. Accrued interest owed on these notes was $14,301 and $12,136, respectively. These notes and accrued interest are convertible into 2,814,949 and 2,780,783 shares, respectively.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company issued 580,000 shares in exchange for services valued at $69,000 for the nine months ended September 30, 2012. The Company also issued 1,750,000 shares for $100,000 in cash during the nine months ended September 30, 2012.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2012, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $8,954 due to the vesting of these options.

The Company issued 500,000 stock options during the six months ended September 30, 2012. Of the 500,000 options issued, 200,000 will become exercisable at the time that the Company is selling 300 TAC Units per month. The remaining 300,000 options will vest at the rate of 100,000 each on June 30, 2013, 2014 and 2015. A summary of the status of the Company’s stock options as of September 30, 2012 is presented below:

September 30, 2012
Options outstanding at beginning of year	3,090,000
Options granted	500,000
Options exercised	-
Options canceled	(300,000)
Options outstanding at end of year	3,290,000

The following table summarizes the information about the stock options as of September 30, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	4.80	$.12	1,120,000	$.12
.10-.15	800,000	1.10	.12	800,000.12
.25	200,000	2.75	.25	-	-
.50	300,000	3.75	.50	-	-
$.10 – .15	3,290,000	3.68	$.12	1,920,000	$.12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company currently can satisfy its current cash requirements for approximately 90 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and from additional borrowings. Additionally, holders of outstanding stock options have been exercising those options which have provided additional working capital for the Company. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow from sales to sustain its operations.

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

Results of Operations – Three months ended September 30, 2012 and 2011.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $118,600 and $71,143 for the three months ended September 30, 2012 and 2011, a decrease of $47,457 or 67%. The decrease in operating expenses of $47,457 for the three months ended September 30, 2012 when compared to the three month period ended September 30, 2011 is attributed to:

Increases in:

•	Professional services of $6,943
•	Payroll expenses of $58,942
•	Travel expenses of $2,472
•	All other increasing expense categories $522

Decreases in:

•	Consulting fees of $20,397
•	All other decreasing expense categories $1,025

The increase in professional fees of $6,943 for the three months ended September 30, 2012 compared to the three month period ended September 30, 2011 is attributed to an increase in fees for auditor and EDGAR filing agent related services.

The increase in payroll expenses of $58,942 for the three months ended September 30, 2012 compared to the three month period ended September 30, 2011 is attributed to the hiring of a Vice President of Sales for the Company.

The increase in travel expense for the three months ended September 30, 2012 compared to the three month period ended September 30, 2011 is attributed travel related to the TAC Unit.

The decrease in consulting expenses of $20,397 for the three months ended September 30, 2012 compared to the three month period ended September 30, 2011 is related to the amount of restricted stock issued to consultants for services to the company. In the three months ended September 30, 2012 we recognized consulting expense totaling $22,394 while in the three months ended September 30, 2011 we recognized consulting expense totaling $42,791. Other expenses related to the TAC Unit were less in the three months ended September 30, 2012 compared to the three month period ended September 30, 2011.

Other classifications of expenses did not fluctuate substantially for the three months ended September 30, 2012 compared to the three month period ended September 30, 2011.

During the three months ended September 30, 2012 and 2011 we incurred net losses of $124,804 and $77,161.

Results of Operations – Six months ended September 30, 2012 and 2011.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $163,596 and $112,126 for the six months ended September 30, 2012 and 2011, an increase of $51,470 or 46%. The increase in operating expenses of $51,470 for the six months ended September 30, 2012 when compared to the six month period ended September 30, 2011 is attributed to:

Increases in:

•	Professional services of $16,207
•	Payroll expenses of $59,473
•	All other increasing expense categories $2,942

Decreases in:

•	Consulting fees of $24,305
•	All other decreasing expense categories $2,847

The increase in professional fees of $16,207 for the six months ended September 30, 2012 compared to the six month period ended September 30, 2011 is attributed to an increase in fees for auditor and EDGAR filing agent related services.

The increase in payroll expenses of $59,473 for the six months ended September 30, 2012 compared to the six month period ended September 30, 2011 is attributed to the hiring of a Vice President of Sales for the Company.

The decrease in consulting expenses of $24,305 for the six months ended September 30, 2012 compared to the six month period ended September 30, 2011 is related to the amount of restricted stock issued to consultants for services to the company. In the six months ended September 30, 2012 we recognized consulting expense totaling $33,667 while in the six months ended September 30, 2011 we recognized consulting expense totaling $57,972. Other expenses related to the TAC Unit were less in the six months ended September 30, 2012 compared to the six month period ended September 30, 2011.

Other classifications of expenses did not fluctuate substantially for the six months ended September 30, 2012 compared to the six month period ended September 30, 2011.

During the six months ended September 30, 2012 and 2011 we incurred net losses of $175,823 and $123,745.

Liquidity and Capital Resources.

From inception through September 30, 2012, the Company has issued 47,469,018 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $34,337 in cash as of September 30, 2012.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2012. At September 30, 2012 and March 31, 2012 the working capital deficit was $1,517,401 and $1,520,568, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2012 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation expenses included in operating expenses for the six months ended September 30, 2012 and 2011 were $1,036 and $2,849, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2012, the company recognized $0 impairment expense.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2012.

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