Form 10-Q
period 2012-12-31
ENXNET INC
filed 2013-02-14
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 14, 2013, there were outstanding 47,669,018 shares of the registrant’s common stock, $0.0005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

ENXNET, INC
BALANCE SHEET
(Unaudited)

ASSETS	December 31, 2012	March 31, 2012
CURRENT ASSETS
Cash	$11,675	$11,966
Prepaid expenses	1,300	1,828
TOTAL CURRENT ASSETS	12,975	13,794

OTHER ASSETS
Patent technology, net	38,296	39,850
Deposits	1,137	1,137
TOTAL OTHER ASSETS	39,433	40,987
TOTAL ASSETS	$52,408	$54,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$521,473	$510,244
Advances from officer - related party	10,500	39,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	186,413	186,413
Convertible notes payable - related parties	802,705	765,805
TOTAL CURRENT LIABILITIES	1,553,491	1,534,362

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 47,669,018 and 45,139,018 shares issued and outstanding	2,383	2,257
Additional paid-in capital	5,439,548	5,219,593
Accumulated deficit	(6,843,014)	(6,601,431)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,501,083)	(1,479,581)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$52,408	$54,781

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2012	2011	2012	2011
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
Gross Profit	-	-	-	-
EXPENSES
Consulting fees	1,000	29,495	34,667	87,467
Depreciation & amortization	518	924	1,554	3,773
Advertising	-	-	-	-
Payroll	52,374	13,830	144,680	46,663
Professional services	704	10,910	21,856	15,855
Occupancy	3,417	3,463	10,165	10,428
Office	770	1,755	4,445	5,971
Travel	288	288	3,922	980
Other	485	497	1,863	2,151
Total Expenses	59,556	61,162	223,152	173,288
LOSS FROM OPERATIONS	(59,556)	(61,162)	(223,152)	(173,288)
OTHER INCOME (EXPENSE)
Interest expense	(6,204)	(6,017)	(18,431)	(17,636)
NET LOSS	$(65,760)	$(67,179)	$(241,583)	$(190,924)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	47,569,018	44,215,018	46,781,309	43,644,963

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,583)	$(190,924)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,554	3,773
Common stock issued for services	101,000	19,351
Stock options expense	19,080	11,300
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in prepaid expenses	528	41,660
Increase (decrease) in accounts payable & accrued expenses	11,230	(2,282)
Net cash provided (used) by operating activities	(108,191)	(117,122)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of technology		(16,300)
Net cash provided (used) by investing activities		(16,300)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	100,000	50,000
Proceeds from note payable	-	15,450
Proceeds from advances from officer and stockholders	18,900	66,000
Repayment of advances from officer and stockholders	(11,000)	-
Net cash provided (used) by financing activities	107,900	131,450

NET INCREASE (DECREASE) IN CASH	(291)	(1,972)
CASH - Beginning of period	11,966	8,443
CASH - End of period	$11,675	$6,471

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of account payable – related parties to note payable – related parties	$36,900	$-
Common stock issued for services	$-	$19,351
Common stock issued for technology acquisition	$-	$45,000

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the nine months ended December 31, 2012 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2012 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related parties consists of the following:
	December 31, 2012	March 31, 2012
3% convertible note payable to Ryan Corley, President of the Company, due on demand	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand	620,750	583,850
2% convertible note payable to an entity controlled by Ryan Corley, due on demand	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand	111,350	111,350
Total notes payable-related party	$802,705	$765,805

Convertible notes payable consist of the following:
	December 31, 2012	March 31, 2012
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to 2 stockholders, due on demand, convertible into a maximum of 294,934 common shares	11,413	11,413
Total notes payable	$186,413	$186,413

NOTE 4 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both December 31, 2012 and March 31, 2012 were $32,400.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the nine months ended December 31, 2012, the CEO made additional unsecured advances totaling $18,900. During nine months ended December 31, 2012 the Company made payments on these advances of $11,000. On May 17, 2012, advances in the amount of $36,900 were converted into a note payable bearing interest at 2% and convertible into common stock of the Company at $0.08 per share.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company has notes payable to the CEO totaling $642,455 and $605,555 as of December 31, 2012 and March 31, 2012. Accrued interest owed on these notes is $132,401 and $122,670. These notes and accrued interest are convertible into 14,811,557 and 13,372,992 shares, respectively.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of December 31, 2012 and March 31, 2012 is $160,250. Accrued interest owed on these notes was $15,390 and $12,136, respectively. These notes and accrued interest are convertible into 2,832,125 and 2,780,783 shares, respectively.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company issued 780,000 shares in exchange for services valued at $101,000 for the nine months ended December 31, 2012. The Company also issued 1,750,000 shares for $100,000 in cash during the nine months ended December 31, 2012.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2012, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $13,457 due to the vesting of these options.

The Company issued 500,000 stock options during the nine months ended December 31, 2012. Of the 500,000 options issued, 200,000 will become exercisable at the time that the Company is selling 300 TAC Units per month. The remaining 300,000 options will vest at the rate of 100,000 each on June 30, 2013, 2014 and 2015. The Company recognized option expense of $5,624 due to the vesting of these options. A summary of the status of the Company’s stock options as of December 31, 2012 is presented below:

December 31, 2012
Options outstanding at beginning of year	3,090,000
Options granted	500,000
Options exercised	-
Options canceled	(300,000)
Options outstanding at end of year	3,290,000

The following table summarizes the information about the stock options as of December 31, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	4.55	$.12	1,120,000	$.12
.10-.15	800,000.78		.12	800,000.12
.25	200,000	2.50	.25	-	-
.50	300,000	3.50	.50	-	-
$.10 – .15	3,290,000	3.68	$.12	1,920,000	$.12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations – Three months ended December 31, 2012 and 2011.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $59,556 and $61,162 for the three months ended December 31, 2012 and 2011, a decrease of $1,606 or 3%. The decrease in operating expenses of $1,606 for the three months ended December 31, 2012 when compared to the three month period ended December 31, 2011 is attributed to:

Increases in payroll expenses of $38,544 and decreases in:

•	Consulting fees of $28,495
•	Professional services of $10,206
•	All other decreasing expense categories $1,449

The increase in payroll expenses of $38,544 for the three months ended December 31, 2012 compared to the three month period ended December 31, 2011 is attributed to the value of common stock issued to an employee with the value of $32,000 and the value of stock options issued to employees in the amount of $7,314.

The decrease in consulting expenses of $28,495 for the three months ended December 31, 2012 compared to the three month period ended December 31, 2011 is related to the amount of common stock issued to consultants for services to the company and cash payments for services from consultants. In the three months ended December 31, 2012 we did not issue common stock, only made $1,000 cash payments to consultants while in the three months ended December 31, 2011 we recognized consulting expense totaling $15,481 for common stock issued for services as well as making cash payments of $14,014 to consultants.

The decrease in professional services of $10,206 for the three months ended December 31, 2012 compared to the three month period ended December 31, 2011 is related to the decreased amount of legal fees incurred for patent filings during the current period.

Other classifications of expenses did not fluctuate substantially for the three months ended December 31, 2012 compared to the three month period ended December 31, 2011.

During the three months ended December 31, 2012 and 2011 we incurred net losses of $65,760 and $67,179.

Results of Operations – Nine months ended December 31, 2012 and 2011.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $223,152 and $173,288 for the nine months ended December 31, 2012 and 2011, an increase of $49,864 or 29%. The increase in operating expenses of $49,864 for the nine months ended December 31, 2012 when compared to the nine month period ended December 31, 2011 is attributed to:

Increases in:

•	Professional services of $6,001
•	Payroll expenses of $98,017
•	All other increasing expense categories $2,942

Decreases in:

•	Consulting fees of $52,800
•	All other decreasing expense categories $4,296

The increase in professional fees of $6,001 for the nine months ended December 31, 2012 compared to the nine month period ended December 31, 2011 is attributed to an increase in fees for auditor and EDGAR filing agent related services and a decrease in legal fees required for patent filings.

The increase in payroll expenses of $98,017 for the nine months ended December 31, 2012 compared to the nine month period ended December 31, 2011 is attributed to the hiring of a Vice President of Sales for the Company. The Vice President has been compensated with the issuance of 500,000 shares of common stock values at $89,000. The value of stock options issued to employees was $19,081 during the current period as well.

The decrease in consulting expenses of $52,800 for the nine months ended December 31, 2012 compared to the nine month period ended December 31, 2011 is related to the amount of restricted stock issued to consultants for services to the company. In the nine months ended December 31, 2012 we recognized consulting expense totaling $34,667 while in the nine months ended December 31, 2011 we recognized consulting expense totaling $87,467. In the nine months ended December 31, 2012 we issued common stock with a value of $12,000 while in the prior year we issued common stock with a value of $58,143. Cash payments for consultants also decreased in the current period compared to the prior year.

Other classifications of expenses did not fluctuate substantially for the nine months ended December 31, 2012 compared to the nine month period ended December 31, 2011.

During the nine months ended December 31, 2012 and 2011 we incurred net losses of $241,583 and $190,924.

Liquidity and Capital Resources.

From inception through December 31, 2012, the Company has issued 47,669,018 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $11,675 in cash as of December 31, 2012.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2012. At December 31, 2012 and March 31, 2012 the working capital deficit was $1,540,516 and $1,520,568, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2012 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation and amortization expenses included in operating expenses for the nine months ended December 31, 2012 and 2011 were $1,554 and $3,773, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of December 31, 2012, the company recognized $0 impairment expense.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of February, 2014.

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