Form 10-K
period 2013-03-31
ENXNET INC
filed 2013-07-01
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013
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
Securities registered under Section 12(g) of the Exchange Act:                                                                                                           Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  [  ] Yes     [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [  ] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [  ] Yes     [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was $6,946,076.

On May 7, 2013, the registrant had 48,281,518 shares of common outstanding.

Documents incorporated by reference:     None.

Index

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

Index

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

Index

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

ITEM 1A.                  RISK FACTORS.

We are a smaller reporting issuer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide the information under this item.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                     DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company owns personal property in the form of patents, licenses and office equipment.

The Company currently leases its office and technology space in Tulsa, OK for $457 per month.

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

ITEM 4.                     MINE SAFETY DISCLOSURES.

None.

Index

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

	High	Low
Period from January 1, 2013 to March 31, 2013	$0.20	$0.04
Period from October 1, 2012 to December 31, 2012	$0.20	$0.04
Period from July 1, 2012 to September 30, 2012	$0.40	$0.07
Period from April 1, 2012 to June 30, 2012	$0.12	$0.02
Period from January 1, 2012 to March 31, 2012	$0.13	$0.02
Period from October 1, 2011 to December 31, 2011	$0.08	$0.01
Period from July 1, 2011 to September 30, 2011	$0.08	$0.04
Period from April 1, 2011 to June 30, 2011	$0.10	$0.03

Holders
There were approximately 117 stockholders of record of the Common Stock as of May 7, 2013. This does not reflect those shares held beneficially or in “street” name.

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

Recent Sales of Unregistered Securities
The Company received $15,000 in the sale of 300,000 restricted shares of common stock in April 2013.

ITEM 6.                     SELECTED FINANCIAL DATA.

We are a smaller reporting issuer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Index

The Company currently has one full-time employee on the payroll.  Currently our employee and other outside consultants are used for the further development of our products.

Results of Operations.

Year Ended March 31, 2013 Compared to Year Ended March 31, 2012.
Revenues.
We had no revenues from operations for the years ending March 31, 2013 and 2012. At the present time we are focusing our efforts on the TAC Unit. The unit provides air conditioning and heating for semi-truck cabs that are now required to meet State and Federal engine idling rules. The Tac Unit uses a 12 Volt Technology and is operated solely from the truck’s auxiliary batteries. The batteries are recharged by the truck’s alternator while running. With the TAC Unit, a truck can remain parked with the motor off and maintain a comfortable environment for the driver while burning no diesel fuel for up to 10 hours on the auxiliary battery system. The TAC Unit’s technology has the ability to serve numerous other vehicle applications as well.

Operating Expenses.
The Company incurred operating expenses for the years ended March 31, 2013 and 2012 of $253,088 and $251,468. The increase in operating expenses of $1,620 (0.6%) is minimal from year to year. Expense categories changed from year to year as follows:
•	Consulting expense decreased by $53,240
•	Depreciation and amortization decreased by $3,293
•	Payroll expenses increased by $58,330
•	Travel and entertainment expenses increased by $4,114
•	All other expense categories decreased by $304

Consulting expenses for the year ended March 31, 2013 decreased $53,240 from the year ended March 31, 2012. The decrease in consulting expenses is due to decreased amounts paid for the development of the TAC Unit. In the year ended March 31, 2013 we spent $19,367 for developing the TAC Unit while in the previous year ended March 31, 2012 we spent $41,339 or a decrease of $21,972. In addition, the consulting expenses related to the issuance of common stock and options were $12,000 and $42,793 for the years ended March 31, 2013 and 2012, a decrease of $30,793.

Depreciation and amortization expenses were $2,072 and $5,365 for the years ended March 31, 2013 and 2012, a decrease of $3,293. During the year ended March 31, 2012, all of our depreciable assets became fully depreciated. The rights to the TAC Unit are valued at $37,778 and $39,850 at March 31, 2013 and 2012, net of amortization.

Payroll expense increased for the year ended March 31, 2013 by $58,330 from the previous year. In the years ended March 31, 2013 the Company issued stock to an employee with a valuation of $80,000 and $3,000. In addition during the year ended March 31, 2013 and 2012 the value of stock options issued to employees, officers and directors was recorded in the amount of $22,702 and $52,310 for options that had vested.

Travel and entertainment expenses increased by $4,114 for the year ended March 31, 2013 from the previous year. This increase is related to research and development of the TAC Unit.

We incurred net losses for the years ended March 31, 2013 and 2012 of $277,655 and $275,125 or $(0.01) and $(0.01) per share.

Liquidity and Capital Resources.
The Company from inception through May 7, 2013 has issued 48,281,518 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, and the patent for the TAC Unit, ThinDisc, the Optical Disc, DSTag, EnXcase, and the Antenna patents. The Company has $8,098 in cash as of March 31, 2013.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2013 and 2012. The working capital deficit at March 31, 2013 and 2012 was $1,547,449 and $1,520,568, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2013 and 2012 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Index

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

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheets as of March 31, 2013 and 2012 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

ITEM 8.                     FINANCIAL STATEMENTS.

The information for this Item is included beginning on Page F-1 of this Annual Report.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
EnXnet, Inc.
Tulsa, Oklahoma

We have audited the accompanying balance sheets of EnXnet, Inc. (the “Company”) as of March 31, 2013 and 2012 and the related statements of expenses, stockholders’ deficit, and cash flows for the years ended March 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
www.malonebailey.com
Houston, Texas

June 25, 2013

Index

ENXNET, INC
BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$8,098	$11,966
Prepaid expenses	1,027	1,828
TOTAL CURRENT ASSETS	9,125	13,794
OTHER ASSETS
Patent technology, net of accumulated amortization of $2,072 and $1,554 respectively	37,778	39,850
Deposits	1,137	1,137
TOTAL OTHER ASSETS	38,915	40,987
TOTAL ASSETS	$48,040	$54,781

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$524,556	$510,244
Advances from officer - related party	10,500	39,500
Advances from stockholder	32,400	32,400
Convertible notes payable	180,000	180,000
Convertible notes payable - related party	809,118	772,218
TOTAL CURRENT LIABILITIES	1,556,574	1,534,362

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 47,981,518 and 45,139,018 shares issued and outstanding	2,399	2,257
Additional paid-in capital	5,468,153	5,219,593
Accumulated deficit	(6,879,086)	(6,601,431)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,508,534)	(1,479,581)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,040	$54,781

The accompanying notes are an integral part of these audited financial statements.

Index

ENXNET, INC
STATEMENTS OF EXPENSES

	For the Years Ended
	March 31,
	2013	2012

EXPENSES
Consulting fees	$33,067	$86,307
Depreciation & amortization	2,072	5,365
Payroll	160,586	102,256
Professional services	30,250	31,826
Occupancy	13,517	13,774
Office	5,806	7,960
Travel	5,306	1,192
Other	2,484	2,788
Total Expenses	253,088	251,468
LOSS FROM OPERATIONS	(253,088)	(251,468)
OTHER EXPENSE
Interest expense	(24,567)	(23,657)
NET LOSS	$(277,655)	$(275,125)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	47,037,867	43,882,775

The accompanying notes are an integral part of these audited financial statements.

Index

ENXNET, INC
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended March 31, 2012 and March 31, 2013

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2011	43,030,018	$2,151	5,054,588	$(6,326,306)	$(100,000)	$(1,369,567)
Common stock issued for:
Cash	1,175,000	59	74,941	-	-	75,000
Services	134,000	7	7,794	-	-	7,801
Acquisition of assets	800,000	40	29,960	-	-	30,000
Stock options issued
Acquisition of assets	-	-	6,404	-	-	6,404
Services			45,906			45,906
Net loss	-	-	-	(275,125)	-	(275,125)
Balance, March 31, 2012	45,139,018	$2,257	$5,219,593	$(6,601,431)	$(100,000)	$(1,479,581)
Common stock issued for:
Cash	2,062,500	103	124,897	-	-	125,000
Services	780,000	39	100,961	-	-	101,000
Stock options issued	-	-	22,702	-	-	22,702
Net loss	-	-	-	(277,655)	-	(277,655)
Balance, March 31, 2013	47,981,518	$2,399	$5,468,153	$(6,879,085)	$(100,000)	$(1,508,534)

The accompanying notes are an integral part of these audited financial statements.

Index

ENXNET, INC
STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(277,655)	$(275,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,072	5,365
Common stock issued for services	101,000	7,801
Stock options issued	22,702	45,906
Changes in operating assets and liabilities:
Prepaid expenses	801	40,996
Accounts payable & accrued expenses	14,312	10,730
Net cash used in operating activities	(136,768)	(164,327)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of technology	-	(5,000)
Net cash used in investing activities	-	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	125,000	75,000
Proceeds from note payable	-	15,450
Proceeds from advances from officer and stockholder	23,200	84,400
Repayment of advances	(15,300)	(2,000)
Net cash provided by financing activities	132,900	172,850
NET INCREASE (DECREASE) IN CASH	(3,868)	3,523
CASH - Beginning of period	11,966	8,443
CASH - End of period	$8,098	$11,966
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of accounts payable- related party to note payable- related party	$36,900
Common stock issued for acquisition of assets	$-	$30,000
Issuance of stock options for acquisition of assets	$-	$6,404

The accompanying notes are an integral part of these audited financial statements.

Index

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED March 31, 2013 and 2012

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

EnXnet, Inc. (the “Company”) was formed in Oklahoma on March 30, 1999. It is a business and technology development enterprise engaged in the development, marketing, and licensing of emerging technologies and innovative business strategies and practices. EnXnet is primarily focusing on products, solutions and services that support and enhance environmental products and multimedia management.

The Company has a working capital deficit and has incurred losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. The Company received $15,000 in the sale of common stock in April 2013. Funds required to carry out management’s plans are expected to be derived from future stock sales and borrowings from outside parties. There can be no assurances that the Company will be successful in executing its plans.

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

Depreciation expenses included in operating expenses for the years ended March 31, 2013 and 2012 were $2,072 and $3,811, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of March 31, 2013, the company recognized $0 impairment expense.

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

Index

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED March 31, 2013 and 2012

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended March 31, 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Reclassifications
Certain amounts have been reclassified from the prior financial statements for comparative purposes.

NOTE 3 – INCOME TAXES

At March 31, 2013 and 2012, the Company had net deferred tax assets of approximately $858,966 and $806,622 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2013 and 2012. At March 31, 2013, the Company has net operating loss carry forwards totaling approximately $6,880,000 which will begin to expire in the year 2015.

Index

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED March 31, 2013 and 2012

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:	March 31,
	2013	2012
3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand, convertible into a maximum of 13,825,480 and 12,595,503 common shares, respectively	620,750	583,850
2% convertible note payable to an entity controlled by Ryan Corley, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, due on demand, convertible into a maximum of 194,926 common shares	6,413	6,413
Total notes payable-related party	$809,118	$772,218

Convertible notes payable consist of the following:	March 31,
	2013	2012
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 100,000 common shares	5,000	5,000
Total notes payable	$180,000	$180,000

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:
Advances from two stockholders at March 31, 2013 and 2012 were $32,400 and $32,400, respectively.

Advances from Officer:
Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2013 and 2012, the CEO made additional unsecured advances totaling $23,200 and $84,400. During the years ended March 31, 2013 and 2012, the Company made payments on these advances of $15,300 and $2,000. Also during the years ended March 31, 2013 and 2012, the Company converted $36,900 and $55,043 of the advances into notes payable. At March 31, 2013 and 2012, advances from the CEO were $-0- and $29,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $642,455 and $605,555 as of March 31, 2013 and 2012.During the year ended March 31, 2013, the Company converted $36,900 advances from the CEO to notes payable. Accrued interest owed on these notes at March 31, 2013 and 2012 is $135,569 and $122,670. These notes and accrued interest are convertible into 14,880,388 and 13,372,992 shares of restricted common stock of the company.

At March 31, 2013 and 2012, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2013 and 2012 is $16,575 and $12,136. These notes and accrued interest are convertible into 2,851,340 and 2,780,783 shares of restricted common stock of the company.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 780,000 and 134,000 common shares during the years ended March 31, 2013 and 2012 for services valued at $101,000 and $7,801.

The Company sold 2,062,500 and 1,175,000 common shares during the years ended March 31, 2013 and 2012 cash of $125,000 and $75,000.

The Company issued 800,000 shares of restricted common stock during the year ended March 31, 2012 in exchange for the rights, title and patent to the TAC unit. This stock was valued at $30,000.

Index

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED March 31, 2013 and 2012

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2013 and 2012, the Company granted stock options to employees and members of the Board of Directors in the amount of -0- and 2,190,000. At March 31, 2013 there were 1,990,000 options issued under the Plan and there were no available options to be issued under the Plan.

The Company also issues stock options to purchase common stock outside of the Plan. During the years ended March 31, 2013 and 2012, the Company granted 500,000 and 800,000 such options for 24 months at exercise prices from $0.15 to $0.50 per share to unrelated entities. At March 31, 2013 and 2012, there were 1,300,000 and 1,100,000 such options outstanding.

During the year ended March 31, 2012 and 2012, the Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

Dividends yield	0%
Computed volatility	108% -158%
Risk-free interest rate	.11% - .63%
Expected life	1 to 4 years

During the year ended March 31, 2013, the Company recognized $22,702 in stock option expense.
A summary of the status of the Company’s stock options as of March 31, 2013 and 2012 is presented below:

	2013	2012
Options outstanding at beginning of year	3,090,000	1,285,800
Options granted	500,000	2,990,000
Options exercised	-	-
Options canceled/expired	(300,000)	(1,185,000)
Options outstanding at end of year	3,290,000	3,090,000

The following table summarizes the information about the stock options as of March 31, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$.10	500,000	0.80	500,000
.12	1,990,000	4.30	1,990,000
. 15	300.000	0.26	300,000
.25	200,000	2.25
.50	300,000	3.25	-
$.10 – .50	3,290,000	3.18	2,790,000

The following table summarizes the information about the stock options as of March 31, 2012:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	5.30	$.12	1,120,000	$.12
.10-.15	800.000	1.60	.12	800,000.12
.05	300,000.19		$.05	300,000.05
$.05 – .15	3,090,000	3.85	$.11	2,220,000	$.11

Index

ENXNET, INC.
NOTES TO FINANCIAL STATEMENTS
THE YEARS ENDED March 31, 2013 and 2012

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

NOTE 9 – SUBSEQUENT EVENTS

In April 2013, the Company sold 300,000 common shares for $15,000 cash.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                  CONTROL AND PROCEDURES.

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

Our management team as of March 31, 2013 conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria provided in the Securities and Exchange Commission’s Interpretive Guidance regarding management’s report on internal control over financial reporting (Release No. 34-55929). Based on such assessment, we believe that, as of March 31, 2013, the Company’s internal control over financial reporting is effective.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended March 31, 2013 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

Index

ITEM 9B.                  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers
Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	69	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	54	Chief Financial Officer, Chief Accounting Officer, Treasurer
Richard W Martel, Jr.	55	Director
Linda Howard	66	Secretary
Michael Jackson	56	Executive Vice President

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

Stephen Hoelscher - Chief Financial Officer and Treasurer
Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 33 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. Mr. Hoelscher will continue his work with EnXnet and Mastadon and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

Michael Jackson – Executive Vice President
Mr. Jackson joined the Company in June 2012 serving in the position of Executive Vice President. Mr. Jackson was President of US Operations for Duplium Limited Partnership from January 2000 through April 2012.  As President of Duplium, Mr. Jackson oversaw manufacturing, assembly, finance and human resources. He was President of Computer Media and Services, a diskette replicating company that he started in 1985. In December 1999 he merged that company with a Canadian company and created Duplium LP. Mr. Jackson has extensive manufacturing and assembly experience, as well as working with start-up companies.  Mr. Jackson served in the U.S. Navy from 1974 to 1980.

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

Index

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

ITEM 11.                   EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2013 and 2012.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley	2013	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2012	-0-	-0-	-0-	-0-	-0-

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

Stock option Plan

2001 Stock Option Plan
We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 1,990,000 stock options that are outstanding at March 31, 2013.

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

Index

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS
	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	200,000	-	200,000	$0.12	2017
Richard Martel, Jr.	200,000	-	200,000	$0.12	2017
Stephen Hoelscher	500,000	-	500,000	$0.12	2017
Linda Howard	400,000	-	400,000	$0.12	2017
Michael Jackson	-	200,000	-	$0.25	2015
Michael Jackson	-	300,000	-	$0.50	2016

Compensation of Directors

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	0	0	0	0	0	0	0
Richard Martel, Jr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans
The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2013:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,990,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,990,000	$0.12	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2013 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,293,948	17.29%
Steve Hoelscher (4)	840,760	1.75%
Richard W Martel, Jr. (5)	320,000	*
Linda Howard (6)	725,000	1.51%
Michael Jackson (7)	698,800	1.45%
All directors and named executive officers as a group (5 persons)	10,878,508	22.67%
Other 5% or Greater Beneficial Owners	-0-	N/A
* Less than 1%.

(1)
Beneficial ownership is calculated based on 47,981,518 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)     The address for the directors and named executive officers is c/o EnXnet, Inc 11333 E Pine St, Suite 92 Tulsa, OK 74116.

Index

(3)     Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(4)     Includes 500,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(5)     Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(6)     Includes 400,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(7)     Includes 100,000 shares of common stock issuable upon the exercise of options at an average price of $.50 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2013 and 2012, the CEO made additional unsecured advances totaling $23,200 and $84,400. During the years ended March 31, 2013 and 2012, the Company made payments on these advances of $15,300 and $2,000. Also during the years ended March 31, 2013 and 2012, the Company converted $36,900 and $55,043 of the advances into notes payable. At March 31, 2013 and 2012, advances from the CEO were $-0- and $29,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $642,455 and $605,555 as of March 31, 2013 and 2012. During the year ended March 31, 2013, the Company converted $36,900 advances from the CEO to notes payable. Accrued interest owed on these notes at March 31, 2013 and 2012 is $135,569 and $122,670. These notes and accrued interest are convertible into 14,880,388 and 13,372,992 shares of restricted common stock of the company.

At March 31, 2013 and 2012, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2013 and 2012 is $16,575 and $12,136. These notes and accrued interest are convertible into 2,851,340 and 2,780,783 shares of restricted common stock of the company.

ITEM 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
The aggregate fees charged by Pattillo, Brown and Hill, L.L.P. (2012 interim) for professional services rendered for the audits of our annual financial statements included in the Annual report on Form 10K for the fiscal year ended March 31, 2012 were $5,275.

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the year ended March 31, 2013 and 2012. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K for the fiscal years ended March 31, 2013 and 2012 were $20,000 and $11,000.

Audit Related Fees
For the Company’s fiscal year ended March 31, 2013 and 2012, we were not billed for professional services rendered for any audit related fees.

Tax Related Fees
For the Company’s fiscal year ended March 31, 2013 and 2012, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees
The Company did not incur any other fees related to services rendered by our principal accountants for the fiscal years ended March 31, 2013 and 2012.

Index

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

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 28, 2013	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 28, 2013	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 28, 2013	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 28, 2013	/s/ Richard W. Martel
Richard W. Martel, Director

Index

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)           Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.
(2)           Filed herewith.