Form 10-Q
period 2013-06-30
ENXNET INC
filed 2013-08-19
CIK 1083706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.
(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 19, 2013, there were outstanding 48,751,518 shares of the registrant’s common stock, $0.0005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

ENXNET, INC
BALANCE SHEET
(Unaudited)

ASSETS	June 30, 2013	March 31, 2013
CURRENT ASSETS
Cash	$9,420	$8,098
Prepaid expenses	768	1,027
TOTAL CURRENT ASSETS	10,188	9,125

OTHER ASSETS
Patent technology, net	37,260	37,778
Deposits	1,137	1,137
TOTAL OTHER ASSETS	38,397	38,915
TOTAL ASSETS	$48,585	$48,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$533,249	$524,556
Advances from officer - related party	10,500	10,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	180,000	180,000
Convertible notes payable - related parties	809,118	809,118
TOTAL CURRENT LIABILITIES	1,565,267	1,556,574

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 48,751,518 and 47,981,518 shares issued and outstanding	2,438	2,399
Additional paid-in capital	5,509,384	5,468,153
Accumulated deficit	(6,928,504)	(6,879,086)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,516,682)	(1,508,534)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$48,585	$48,040

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended
	June 30,
	2013	2012
REVENUES	$-	$-
COST OF SALES	-	-
Gross Profit	-	-
EXPENSES
Consulting fees	8,436	11,273
Depreciation & amortization	518	518
Advertising	-	-
Payroll	15,849	15,039
Professional services	13,858	11,855
Occupancy	2,466	3,160
Office	1,215	1,710
Travel	302	770
Other	638	671
Total Expenses	43,282	44,996
LOSS FROM OPERATIONS	(43,282)	(44,996)
OTHER INCOME (EXPENSE)
Interest expense	(6,136)	(6,023)
NET LOSS	$(49,418)	$(51,019)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	48,369,100	45,253,089

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,418)	$(51,019)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	518	518
Common stock issued for services	-	7,500
Stock options expense	2,770	4,453
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	-
Decrease (increase) in prepaid expenses	259	1,673
Increase (decrease) in accounts payable & accrued expenses	8,693	(529)
Net cash used in operating activities	(37,178)	(37,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	38,500	50,000
Proceeds from note payable	-	-
Proceeds from advances from officer and stockholders	1,000	18,900
Repayment of advances from officer and stockholders	(1,000)	(11,000)
Net cash provided by financing activities	38,500	57,900

NET INCREASE (DECREASE) IN CASH	1,322	20,496
CASH - Beginning of period	8,098	11,966
CASH - End of period	$9,420	$32,462

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of account payable – related parties to note payable – related parties	$-	$36,900

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the three months ended June 30, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related parties consists of the following:
	June 30, 2013	March 31, 2013
3% convertible note payable to Ryan Corley, President of the Company, due on demand	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand	620,750	620,750
2% convertible note payable to an entity controlled by Ryan Corley, due on demand	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand	111,350	111,350
3% convertible notes payable to Douglas Goodsell, due on demand	6,413	6,413
Total notes payable-related party	$809,118	$809,118

Convertible notes payable consist of the following:
	June 30, 2013	March 31, 2013
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to a stockholders, due on demand, convertible into a maximum of 294,934 common shares	5,000	5,000
Total notes payable	$180,000	$180,000

NOTE 4 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both June 30, 2013 and March 31, 2013 were $32,400.

ENXNET, INC
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the three months ended June 30, 2013, the CEO made additional unsecured advances totaling $1,000. During three months ended June 30, 2013 the Company made payments on these advances of $1,000.

The Company has notes payable to the CEO totaling $642,455 and $642,455 as of June 30, 2013 and March 31, 2013. Accrued interest owed on these notes is $138,827 and $135,569. These notes and accrued interest are convertible into 14,950,661 and 14,880,388 shares, respectively.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of June 30, 2013 and March 31, 2013 is $160,250. Accrued interest owed on these notes was $17,652 and $16,575, respectively. These notes and accrued interest are convertible into 2,868,329 and 2,851,340 shares, respectively.

The Company has notes payable to the Douglas Goodsell totaling $6,413 and $6,413 as of June 30, 2013 and March 31, 2013. Accrued interest owed on these notes is $624 and $592. These notes and accrued interest are convertible into 140,745 and 140,105 shares, respectively.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company also issued 770,000 shares for $38,500 in cash during the three months ended June 30, 2013.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2013, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $2,770 due to the vesting of these options for the three months ended June 30, 2013.

A summary of the status of the Company’s stock options as of June 30, 2013 is presented below:

June 30, 2013
Options outstanding at beginning of year	3,290,000
Options granted	-
Options exercised	-
Options canceled	-
Options outstanding at end of year	3,290,000

The following table summarizes the information about the stock options as of June 30, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	4.05	$.12	1,990,000	$.12
.10-.15	800,000.35		.12	800,000.12
.25	200,000	2.00	.25	-	-
.50	300,000	3.00	.50	100,000.50
$.10 – .15	3,290,000	2.93	$.16	2,890,000	$.13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations – Three months ended June 30, 2013 and 2012.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $43,282 and $44,996 for the three months ended June 30, 2013 and 2012, a decrease of $1,714 or 4%. The decrease in operating expenses of $1,714 for the three months ended June 30, 2013 when compared to the three month period ended June 30, 2012 is attributed to:

Increases in:

•	Payroll expense of $810
•	Professional services of $2,003

Decreases in:

•	Consulting fees of $2,837
•	Occupancy expense of $694

•	Office expense of $495
•	Travel expenses of $468
•	Other expense of $33

The increase in professional services of $2,003 for the three months ended June 30, 2013 compared to the three month period ended June 30, 2012 is related to an increased amount paid for auditing services and conversion fees for filing of reports in the XBRL format with the Securities and Exchange Commission.

The decrease in consulting expenses of $2,837 for the three months ended June 30, 2013 compared to the three month period ended June 30, 2012 is a combination of increased cost for the production of a prototype TAC unit with a decrease in consulting fees paid in the current period compared to the prior period.

Other classifications of expenses did not fluctuate substantially for the three months ended June 30, 2013 compared to the three month period ended June 30, 2012.

During the three months ended June 30, 2013 and 2012 we incurred net losses of $49,418 and $51,019.

Liquidity and Capital Resources.

From inception through June 30, 2013, the Company has issued 48,751,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $9,420 in cash as of June 30, 2013.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2013. At June 30, 2013 and March 31, 2013 the working capital deficit was $1,555,079 and $1,547,449, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2013 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation and amortization expenses included in operating expenses for the three months ended June 30, 2013 and 2012 were $518 and $518, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of June 30, 2013, the company recognized $0 impairment expense.

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended June 30, 2012 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CURRENT TRADING MARKET FOR THE COMPANY’S SECURITIES.

Currently the Company’s stock is traded under the symbol “EXNT” on the NASDAQ OTC Bulletin Board, and the symbol “AOHMDW” on the Frankfurt, Berlin and Stuttgart Stock Exchanges in Germany. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 19th day of August, 2013.

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