Form 10-Q
period 2013-09-30
ENXNET INC
filed 2013-11-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 05, 2013, there were outstanding 49,151,518 shares of the registrant’s common stock, $0.0005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

BALANCE SHEET

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS
CURRENT ASSETS
Cash	$5,923	$8,098
Prepaid expenses	1,060	1,027
TOTAL CURRENT ASSETS	6,983	9,125

OTHER ASSETS
Patent technology, net	36,742	37,778
Deposits	1,137	1,137
TOTAL OTHER ASSETS	37,879	38,915
TOTAL ASSETS	$44,862	$48,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$548,750	$524,556
Advances from officer - related party	12,500	10,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	180,000	180,000
Convertible notes payable - related parties	809,118	809,118
TOTAL CURRENT LIABILITIES	1,582,768	1,556,574

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 48,901,518 and 47,981,518 shares issued and outstanding	2,445	2,399
Additional paid-in capital	5,518,266	5,468,153
Accumulated deficit	(6,958,617)	(6,879,086)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,537,906)	(1,508,534)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,862	$48,040

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-1-

ENXNET, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Six months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES	$—	$—	$—	$—
COST OF SALES	—	—	—	—
Gross Profit	—	—	—	—
EXPENSES
Consulting fees	2,201	22,394	10,637	33,667
Depreciation & amortization	518	518	1,036	1,036
Payroll	7,999	77,267	23,848	92,306
Professional services	7,466	9,297	21,324	21,152
Occupancy	3,610	3,588	6,076	6,748
Office	1,156	1,965	2,371	3,675
Travel	347	2,864	649	3,634
Other	612	707	1,250	1,378
Total Expenses	23,909	118,600	67,191	163,596
LOSS FROM OPERATIONS	(23,909)	(118,600)	(67,191)	(163,596)
OTHER INCOME (EXPENSE)
Interest expense	(6,204)	(6,204)	(12,340)	(12,227)
NET LOSS	$(30,113)	(124,804)	$(79,531)	$(175,823)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	48,790,648	47,164,235	48,581,026	45,253,089

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-2-

ENXNET, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,531)	$(175,823)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,036	1,036
Common stock issued for services	—	69,000
Stock options expense	4,159	8,954
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(33)	255
Increase in accounts payable & accrued expenses	24,194	11,049
Net cash used in operating activities	(50,175)	(85,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	46,000	100,000
Proceeds from note payable	—	—
Proceeds from advances from officer and stockholders	3,000	18,900
Repayment of advances from officer and stockholders	(1,000)	(11,000)
Net cash provided by financing activities	48,000	107,900

NET INCREASE (DECREASE) IN CASH	(2,175)	22,371
CASH - Beginning of period	8,098	11,966
CASH - End of period	$5,923	$34,337

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of account payable – related parties to note payable – related parties	$—	$36,900

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	-3-

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the six months ended September 30, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related parties consists of the following:
	September 30, 2013	March 31, 2013
3% convertible note payable to Ryan Corley, President of the Company, due on demand	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand	620,750	620,750
2% convertible note payable to an entity controlled by Ryan Corley, due on demand	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand	111,350	111,350
3% convertible notes payable to Douglas Goodsell, due on demand	6,413	6,413
Total notes payable-related party	809,118	$809,118

Convertible notes payable consist of the following:
	September 30, 2013	March 31, 2013
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to a stockholders, due on demand, convertible into a maximum of 294,934 common shares	5,000	5,000
Total notes payable	180,000	$180,000

Table of Contents	-4-

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both September 30, 2013 and March 31, 2013 were $32,400.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the six months ended September 30, 2013, the CEO made additional unsecured advances totaling $3,000. During six months ended September 30, 2013 the Company made payments on these advances of $1,000.

The Company has notes payable to the CEO totaling $642,455 and $642,455 as of September 30, 2013 and March 31, 2013. Accrued interest owed on these notes is $142,120 and $135,569. These notes and accrued interest are convertible into 15,021,705 and 14,880,388 shares, respectively.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of September 30, 2013 and March 31, 2013 is $160,250. Accrued interest owed on these notes was $18,740 and $16,575, respectively. These notes and accrued interest are convertible into 2,885,505 and 2,851,340 shares, respectively.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company sold 920,000 shares for $46,000 in cash during the six months ended September 30, 2013.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2013, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $4,159 due to the vesting of these options for the six months ended September 30, 2013.

Table of Contents	-5-

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

A summary of the status of the Company’s stock options as of September 30, 2013 is presented below:

September 30, 2013
Options outstanding at beginning of year	3,290,000
Options granted	-
Options exercised	-
Options canceled	-
Options outstanding at end of year	3,290,000

The following table summarizes the information about the stock options as of September 30, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	3.80	$.12	1,990,000	$.12
.10-.15	800,000.47		.12	800,000.12
.25	200,000	1.75	.25	-	-
.50	300,000	2.75	.50	100,000.50
$.10 – .15	3,290,000	2.77	$.16	2,890,000	$.13

Table of Contents	-6-

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

The Company currently has one part-time employee on the payroll. It is anticipated that the Company will need to hire additional employees in order to expand the marketing and developing of its products. Currently our employee and other outside consultants are used for the further development of our products.

Results of Operations – Three months ended September 30, 2013 and 2012.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $23,909 and $118,600 for the three months ended September 30, 2013 and 2012, a decrease of $94,691 or 80%. The decrease in operating expenses of $94,691 for the three months ended September 30, 2013 when compared to the three month period ended September 30, 2012 is attributed to:

Table of Contents	-7-

Decreases in:

•	Consulting fees of $22,720
•	Payroll expense of $69,268
•	Travel expenses of $2,517
•	Other expense of $186

The decrease in consulting expenses of $22,720 for the three months ended September 30, 2013 compared to the three month period ended September 30, 2012 is a result of decreased cost for the production of a prototype TAC unit with a decrease in consulting fees paid in the current period compared to the prior period.

The decrease in payroll expense of $69,268 for the three months ended September 30, 2013 compared to the three month period ended September 30, 2012 is a result of an overall decrease in salaries and the elimination of health insurance benefits during the three months ended September 30, 2013. A portion of the decrease was due to a decrease in the values of options expenses recognized during the current period when compared to the prior period.

The decrease in travel expenses for the three months ended September 30, 2013 compared to the three month period ended September 30, 2012 is a result of reduced travel required for the TAC Unit development.

During the three months ended September 30, 2013 and 2012 we incurred net losses of $30,113 and $124,804.

Results of Operations – Six months ended September 30, 2013 and 2012.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $67,191 and $163,596 for the six months ended September 30, 2013 and 2012, a decrease of $96,405 or 59%. The decrease in operating expenses of $96,405 for the six months ended September 30, 2013 when compared to the six month period ended September 30, 2012 is attributed to:

Decreases in:

•	Consulting fees of $23,030
•	Payroll expense of $68,458
•	Travel expenses of $2,985
•	Other expense of $1,932

The decrease in consulting expenses of $23,030 for the six months ended September 30, 2013 compared to the six month period ended September 30, 2012 is a result of decreased cost for the production of a prototype TAC unit with a decrease in consulting fees paid in the current period compared to the prior period.

The decrease in payroll expense of $68,458 for the six months ended September 30, 2013 compared to the six month period ended September 30, 2012 is a result stock issued for compensation in the six month period ended September 30, 2012 in the amount of $48,000, in the current six month period no stock was issued for compensation. Other reductions included an overall decrease in salaries and the elimination of health insurance benefits during the six months ended September 30, 2013.

Table of Contents	-8-

The decrease in travel expenses for the six months ended September 30, 2013 compared to the six month period ended September 30, 2012 is a result of reduced travel required for the TAC Unit development.

During the six months ended September 30, 2013 and 2012 we incurred net losses of $79,531 and $175,823.

Liquidity and Capital Resources.

From inception through September 30, 2013, the Company has issued 48,901,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $5,923 in cash as of September 30, 2013.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2013. At September 30, 2013 and March 31, 2013 the working capital deficit was $1,575,785 and $1,547,449, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2013 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Table of Contents	-9-

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

Depreciation and amortization expenses included in operating expenses for the six months ended September 30, 2013 and 2012 were $1,036 and $1,036, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2013, the company recognized $0 impairment expense.

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

Table of Contents	-10-

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

Table of Contents	-11-

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended September 30, 2012 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

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

Table of Contents	-12-

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Table of Contents	-13-

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following are included herein: The following are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Table of Contents	-14-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this ___th day of November, 2013.

ENXNET, INC.
(the “Registrant”)

BY:	RYAN CORLEY
Ryan Corley
President, Principal Executive Officer and a member of the Board of Directors

BY:	STEPHEN HOELSCHER
Stephen Hoelscher
Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Table of Contents	-15-

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Table of Contents	-16-