Form 10-Q
period 2013-12-31
ENXNET INC
filed 2014-02-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 29, 2014, there were outstanding 49,451,518 shares of the registrant’s common stock, $0.0005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ENXNET, INC

BALANCE SHEET

(Unaudited)

ASSETS	December 31, 2013	March 31, 2013
CURRENT ASSETS
Cash	$32,417	$8,098
Prepaid expenses	802	1,027
TOTAL CURRENT ASSETS	33,219	9,125

OTHER ASSETS
Patent technology, net	36,224	37,778
Deposits	1,137	1,137
TOTAL OTHER ASSETS	37,361	38,915
TOTAL ASSETS	$70,580	$48,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$546,434	$524,556
Advances from officer - related party	12,500	10,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	200,000	180,000
Convertible notes payable - related parties	829,118	809,118
TOTAL CURRENT LIABILITIES	1,620,452	1,556,574

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 49,451,518 and 47,981,518 shares issued and outstanding	2,473	2,399
Additional paid-in capital	5,564,851	5,468,153
Accumulated deficit	(7,017,196)	(6,879,086)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,549,872)	(1,508,534)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,580	$48,040

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2013	2012	2013	2012
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
Gross Profit	-	-	-	-
EXPENSES
Consulting fees	15,222	1,000	25,859	34,667
Depreciation & amortization	518	518	1,554	1,554
Payroll	13,290	52,374	37,138	144,680
Professional services	15,895	704	37,219	21,856
Occupancy	3,778	3,417	9,854	10,165
Office	1,037	770	3,408	4,445
Travel	2,142	288	2,791	3,922
Other	447	485	1,697	1,863
Total Expenses	52,329	59,556	119,520	223,152
LOSS FROM OPERATIONS	(52,329)	(59,556)	(119,520)	(223,152)
OTHER INCOME (EXPENSE)
Interest expense	(6,250)	(6,204)	(18,590)	(18,431)
NET LOSS	$(58,579)	$(65,760)	$(138,110)	$(241,583)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	49,191,192	47,569,018	48,977,919	46,781,309

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,110)	$(241,583)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,554	1,554
Common stock issued for services	5,000	101,000
Stock options expense	23,272	19,080
Changes in operating assets and liabilities:
Decrease in prepaid expenses	225	528
Increase in accounts payable & accrued expenses	21,878	11,230
Net cash used in operating activities	(86,181)	(108,191)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	68,500	100,000
Proceeds from note payable	40,000	-
Proceeds from advances from officer and stockholders	3,000	18,900
Repayment of advances from officer and stockholders	(1,000)	(11,000)
Net cash provided by financing activities	110,500	107,900

NET INCREASE (DECREASE) IN CASH	24,319	(291)
CASH - Beginning of period	8,098	11,966
CASH - End of period	$32,417	$11,675

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of account payable – related parties to note payable – related parties	$-	$36,900

The accompanying notes are an integral part of these unaudited financial statements.

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the nine months ended December 31, 2013 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related parties consists of the following:
	December 31, 2013	March 31, 2013
3% convertible note payable to Ryan Corley, President of the Company, due on demand	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand	640,750	620,750
2% convertible note payable to an entity controlled by Ryan Corley, due on demand	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand	111,350	111,350
3% convertible notes payable to Douglas Goodsell, due on demand	6,413	6,413
Total notes payable-related party	$829,118	$809,118

Convertible notes payable consist of the following:
	December 31, 2013	March 31, 2013
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 600,000 common shares	25,000	5,000
Total notes payable	$200,000	$180,000

NOTE 4 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both December 31, 2013 and March 31, 2013 were $32,400.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the nine months ended December 31, 2013, the CEO made additional unsecured advances totaling $3,000. During nine months ended December 31, 2013 the Company made payments on these advances of $1,000.

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company has notes payable to the CEO totaling $662,455 and $642,455 as of December 31, 2013 and March 31, 2013. Accrued interest owed on these notes is $145,437 and $135,569. These notes and accrued interest are convertible into 15,593,325 and 14,880,388 shares, respectively.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of December 31, 2013 and March 31, 2013 is $160,250. Accrued interest owed on these notes was $19,829 and $16,575, respectively. These notes and accrued interest are convertible into 2,902,681 and 2,851,340 shares, respectively.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company sold 1,370,000 shares for $68,500 in cash during the nine months ended December 31, 2013.

The Company issued 100,000 shares for services valued at $5,000 during the nine months ended December 31, 2013.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2013, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $5,548 due to the vesting of these options for the nine months ended December 31, 2013.

On July 2, 2013, the Company amended the terms of the outstanding stock options to extend the expiry dates.  The Company recognized $10,744 of additional expense associated with the amended options.

On November 25, 2013, the Company granted 500,000 stock options to a consultant.  The Company recognized option expense of $6,980

A summary of the status of the Company’s stock options as of December 31, 2013 is presented below:

December 31, 2013
Options outstanding at beginning of year	3,290,000
Options granted	500,000
Options exercised	-
Options canceled	-
Options outstanding at end of year	3,790,000

The following table summarizes the information about the stock options as of December 31, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	3.80	$.12	1,990,000	$.12
.10-.15	800,000.47		.12	800,000.12
.25	200,000	1.75	.25	-	-
.50	300,000	2.75	.50	100,000.50
.15	500,000	2.90	.15	500,000.15
$.10 – .50	3,790,000	2.57	$.16	3,390,000	$.14

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

The Company currently can satisfy its current cash requirements for approximately 60 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and from additional borrowings. Additionally, holders of outstanding stock options have been exercising those options which have provided additional working capital for the Company. This plan should provide the additional necessary funds required to enable the Company to continue marketing and developing its products until the Company can generate enough cash flow from sales to sustain its operations.

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

Results of Operations – Three months ended December 31, 2013 and 2012.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $52,329 and $59,556 for the three months ended December 31, 2013 and 2012, a decrease of $7,227 or 12%. The decrease in operating expenses of $7,227 for the three months ended December 31, 2013 when compared to the three month period ended December 31, 2012 is attributed to:

Increases (decreases) in:

▪ Consulting fees of $14,222
▪ Payroll expense of ($39,084)
▪ Professional fees of $15,191
▪ Other expense of $2,444

The increase in consulting expenses of $14,222 for the three months ended December 31, 2013 compared to the three month period ended December 31, 2012 is a result of decreased cost for the production of a prototype TAC unit with an increase in consulting fees paid in the current period compared to the prior period. Also in the current period the Company purchased a EPEC demo unit for installation and testing.

The decrease in payroll expense of $39,084 for the three months ended December 31, 2013 compared to the three month period ended December 31, 2012 is a result of an overall decrease in salaries and the elimination of health insurance benefits during the three months ended December 31, 2013. A portion of the decrease was due to a decrease in the values of options expenses recognized during the current period when compared to the prior period.

 The increase in professional fees for the three months ended December 31, 2013 compared to the three month period ended December 31, 2012 is a result of legal fees for patent filings and incremental expense from amended options.

During the three months ended December 31, 2013 and 2012 we incurred net losses of $58,579 and $65,760.

Results of Operations – Nine months ended December 31, 2013 and 2012.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $119,520 and $223,152 for the nine months ended December 31, 2013 and 2012, a decrease of $103,632 or 46%. The decrease in operating expenses of $103,632 for the nine months ended December 31, 2013 when compared to the nine month period ended December 31, 2012 is attributed to:

Increases (decreases) in:

•	Consulting fees of ($8,808)
•	Payroll expense of ($107,542)
•	Other expense of $12,718

The decrease in consulting expenses of $10,501 for the nine months ended December 31, 2013 compared to the nine month period ended December 31, 2012 is a result of decreased cost for the production of a prototype TAC unit with a decrease in consulting fees paid in the current period compared to the prior period.

The decrease in payroll expense of $105,846 for the nine months ended December 31, 2013 compared to the nine month period ended December 31, 2012 is a result stock issued for compensation in the nine month period ended December 31, 2012 in the amount of $48,000, in the current nine month period no stock was issued for compensation. Other reductions included an overall decrease in salaries and the elimination of health insurance benefits during the nine months ended December 31, 2013.

The increase in other expense of $12,718 for the nine months ended December 31, 2013 compared to the nine month period ended December 31, 2012 is a result of an incremental expense from amended options of $10,744.

 During the nine months ended December 31, 2013 and 2012 we incurred net losses of $138,110 and $241,583.

Liquidity and Capital Resources.

From inception through December 31, 2013, the Company has issued 49,451,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $32,417 in cash as of December 31, 2013.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2013. At December 31, 2013 and March 31, 2013 the working capital deficit was $1,587,233 and

$1,547,449, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2013 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Depreciation and amortization expenses included in operating expenses for the nine months ended December 31, 2013 and 2012 were $1,554 and $1,554, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of December 31, 2013, the company recognized $0 impairment expense.

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended December 31, 2012 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this ___th day of February, 2014.

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