Form 10-K
period 2014-03-31
ENXNET INC
filed 2014-07-15
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,600,872.

On May 15, 2014, the registrant had 49,651,518 shares of common outstanding.

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

Table of Contents	1

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

Table of Contents	2

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

Company’s Office

The Company’s offices and technology center are located at 11333 E Pine St, Ste 92, Tulsa, Oklahoma 74116 and its telephone number is (918) 592-0015.

Employees

The Company has no full-time employee and two consultants. The president and CEO of the Company is not receiving or accruing a salary at this time.

ITEM 1A. RISK FACTORS.

We are a smaller reporting issuer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

Table of Contents	3

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

ITEM 4. MINE SAFETY DISCLOSURES.

None.

Table of Contents	4

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

	High	Low
Period from January 1, 2014 to March 31, 2014	$0.07	$0.03
Period from October 1, 2013 to December 31, 2013	$0.09	$0.01
Period from July 1, 2013 to September 30, 2013	$0.09	$0.04
Period from April 1, 2013 to June 30, 2013	$0.08	$0.05
Period from January 1, 2013 to March 31, 2013	$0.20	$0.04
Period from October 1, 2012 to December 31, 2012	$0.20	$0.04
Period from July 1, 2012 to September 30, 2012	$0.40	$0.07
Period from April 1, 2012 to June 30, 2012	$0.12	$0.02

Holders

There were approximately 117 stockholders of record of the Common Stock as of May 15, 2014. This does not reflect those shares held beneficially or in “street” name.

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

Table of Contents	5

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

The Company currently has no full-time employee on the payroll.  Currently our outside consultants are used for the further development of our products.

Results of Operations.

Year Ended March 31, 2014 Compared to Year Ended March 31, 2013.

Revenues.

We had no revenues from operations for the years ending March 31, 2014 and 2013. At the present time we are focusing our efforts on the TAC Unit. The unit provides air conditioning and heating for semi-truck cabs that are now required to meet State and Federal engine idling rules. The Tac Unit uses a 12 Volt Technology and is operated solely from the truck’s auxiliary batteries. The batteries are recharged by the truck’s alternator while running. With the TAC Unit, a truck can remain parked with the motor off and maintain a comfortable environment for the driver while burning no diesel fuel for up to 10 hours on the auxiliary battery system. The TAC Unit’s technology has the ability to serve numerous other vehicle applications as well.

Operating Expenses.

The Company incurred operating expenses for the years ended March 31, 2014 and 2013 of $135,453 and $253,088. The decrease in operating expenses was $117,635 or (46.5%). Expense categories changed from year to year as follows:

·	Consulting expense decreased by $3,657
·	Payroll expenses decreased by $120,671
·	All other expense categories increased by $6,693

Consulting expenses for the year ended March 31, 2013 decreased $3,657 from the year ended March 31, 2013. The decrease in consulting expenses is due to decreased amounts paid for the development of the TAC Unit.

Payroll expense decreased for the year ended March 31, 2013 by $120,671 from the previous year. The decrease was a result of not issuing stock to employees, reducing our workforce to zero and other related expenses. In the years ended March 31, 2014 and 2013 the Company issued stock to an employee with a valuation of $-0- and $80,000. In addition during the year ended March 31, 2014 and 2013 the value of stock options issued to employees, officers and directors was recorded in the amount of $24,661 and $22,702 for options that had vested. In the years ended March 31, 2014 and 2013 we spent $25,912 and $51,537 on salaries and taxes and $86 and $6,347 on health insurance for employees.

We incurred net losses for the years ended March 31, 2014 and 2013 of $160,376 and $277,655 or $(0.01) and $(0.01) per share.

Liquidity and Capital Resources.

The Company from inception through May 15, 2014 has issued 49,651,518 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the license agreement for ClearVideo and DVDplus, and the patent for the TAC Unit, ThinDisc, the Optical Disc, DSTag, EnXcase, and the Antenna patents. The Company has $23,439 in cash as of March 31, 2014.

Table of Contents	6

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2014 and 2013. The working capital deficit at March 31, 2014 and 2013 was $1,598,380 and $1,547,449, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2014 and 2013 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2014 and 2013 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

ITEM 8. FINANCIAL STATEMENTS.

The information for this Item is included beginning on Page F-1 of this Annual Report.

Table of Contents	7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

EnXnet, Inc.

Tulsa, Oklahoma

We have audited the accompanying balance sheets of EnXnet, Inc. (the “Company”) as of March 31, 2014 and 2013 and the related statements of expenses, stockholders’ deficit, and cash flows for the years ended March 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

July 15, 2014

Table of Contents	F-1

ENXNET, INC

BALANCE SHEETS

	March 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$23,439	$8,098
Prepaid expenses	544	1,027
TOTAL CURRENT ASSETS	23,983	9,125
OTHER ASSETS
Patent technology, net of accumulated amortization of $5,698 and $3,626 respectively	35,706	37,778
Deposits	1,137	1,137
TOTAL OTHER ASSETS	36,843	38,915
TOTAL ASSETS	$60,826	$48,040

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$547,557	$524,556
Advances from officer - related party	12,500	10,500
Advances from stockholder	32,400	32,400
Convertible notes payable	200,000	180,000
Convertible notes payable - related party	829,118	809,118
TOTAL CURRENT LIABILITIES	1,621,575	1,556,574

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 49,651,518 and 47,981,518 shares issued and outstanding	2,483	2,399
Additional paid-in capital	5,576,230	5,468,153
Accumulated deficit	(7,039,462)	(6,879,086)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,560,749)	(1,508,534)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,826	$48,040

The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-2

ENXNET, INC

STATEMENTS OF EXPENSES

	For the Years Ended
	March 31,
	2014	2013

EXPENSES
Consulting fees	$29,410	$33,067
Depreciation & amortization	2,072	2,072
Payroll	39,915	160,586
Professional services	39,123	30,250
Occupancy	13,671	13,517
Office	5,242	5,806
Travel	3,876	5,306
Other	2,144	2,484
Total Expenses	135,453	253,088
LOSS FROM OPERATIONS	(135,453)	(253,088)
OTHER EXPENSE
Interest expense	(24,923)	(24,567)
NET LOSS	$(160,376)	$(277,655)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	49,278,367	47,037,867

The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-3

ENXNET, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2013 and March 31, 2014

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2012	45,139,018	$2,257	5,219,593	$(6,601,431)	$(100,000)	$(1,479,581)
Common stock issued for:
Cash	2,062,500	103	124,897	—	—	125,00
Services	780,000	39	100,961	—	—	101,000
Stock options issued	—	—	22,702	—	—	22,702
Net loss	—	—	—	(277,655)	—	(277,655)
Balance, March 31, 2013	47,981,518	$2,399	$5,468,153	$(6,879,086)	$(100,000)	$(1,508,534)
Common stock issued for:
Cash	1,570,000	79	78,421	—	—	78,500
Services	100,000	5	4,995	—	—	5,000
Stock options issued	—	—	24,661	—	—	24,661
Net loss	—	—	—	(160,376)	—	(160,376)
Balance, March 31, 2014	49,651,518	$2,483	$5,576,230	$(7,039,462)	$(100,000)	$(1,560,749)

The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-4

ENXNET, INC

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(160,376)	$(277,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,072	2,072
Common stock issued for services	5,000	101,000
Stock options issued	24,661	22,702
Changes in operating assets and liabilities:
Prepaid expenses	483	801
Accounts payable & accrued expenses	23,001	14,312
Net cash used in operating activities	(105,159)	(136,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	78,500	125,000
Proceeds from note payable	20,000	—
Proceeds from advances from officer and stockholder	23,000	23,200
Repayment of advances	(1,000)	(15,300)
Net cash provided by financing activities	120,500	132,900
NET INCREASE (DECREASE) IN CASH	15,341	(3,868)
CASH - Beginning of period	8,098	11,966
CASH - End of period	$23,439	$8,098
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of accounts payable- related party to note payable- related party	$20,000	36,900

The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-5

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2014 and 2013

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

Depreciation expenses included in operating expenses for the years ended March 31, 2014 and 2013 were $-0- and $-0-, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of March 31, 2014, the company recognized $0 impairment expense.

Table of Contents	F-6

Goodwill and other intangibles

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

Amortization expenses included in operating expenses for the years ended March 31, 2014 and 2013 were $2,072 and $2,072, respectively.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended March 31, 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Reclassifications

Certain amounts have been reclassified from the prior financial statements for comparative purposes.

NOTE 3 – INCOME TAXES

At March 31, 2014 and 2013, the Company had net deferred tax assets of approximately $900,024 and $858,966 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2014 and 2013. At March 31, 2014, the Company has net operating loss carry forwards totaling approximately $7,029,000 which will begin to expire in the year 2015.

Table of Contents	F-7

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:

	March 31,
	2014	2013

3% convertible note payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 271,311 common shares	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand, convertible into a maximum of 14,186,147 and 13,286,157 common shares, respectively	640,750	620,750
2% convertible note payable to an entity controlled by Ryan Corley, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, due on demand, convertible into a maximum of 128,267 common shares	6,413	6,413
Total notes payable-related party	$829,118	$772,218

Convertible notes payable consist of the following:

	March 31,
	2013	2012

4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 600,000 common shares	25,000	5,000
Total notes payable	$200,000	$180,000

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from two stockholders at March 31, 2014 and 2013 were $32,400 and $32,400, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2014 and 2013, the CEO made additional unsecured advances totaling $23,000 and $23,200. During the years ended March 31, 2014 and 2013, the Company made payments on these advances of $1,000 and $15,300. Also during the years ended March 31, 2014 and 2013, the Company converted $20,000 and $36,900 of the advances into notes payable. At March 31, 2014 and 2013, advances from the CEO were $2,000 and $-0- respectively.

The Company has notes payable to the CEO in the aggregate amount of $662,455 and $642,555 as of March 31, 2014 and 2013.During the year ended March 31, 2014 and 2013, the Company converted $20,000 and $36,900 advances from the CEO to notes payable. Accrued interest owed on these notes at March 31, 2014 and 2013 is $148,704 and $135,569. These notes and accrued interest are convertible into 15,664,622 and 14,880,388 shares of restricted common stock of the company.

At March 31, 2014 and 2013, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2014 and 2013 is $21,014 and $16,575. These notes and accrued interest are convertible into 2,921,896 and 2,851,340 shares of restricted common stock of the company.

Table of Contents	F-8

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 100,000 and 780,000 common shares during the years ended March 31, 2014 and 2013 for services valued at $5,000 and $101,000.

The Company sold 1,570,000 and 2,062,500 common shares during the years ended March 31, 2014 and 2013 cash of $78,500 and $125,000.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2014 and 2013, the Company granted stock options to employees and members of the Board of Directors in the amount of -0- and 2,190,000. At March 31, 2014 there were 1,990,000 options issued under the Plan and there were no available options to be issued under the Plan.

The Company also issues stock options to purchase common stock outside of the Plan. During the years ended March 31, 2014 and 2013, the Company granted 500,000 and 500,000 such options for 24 months at exercise prices from $0.15 to $0.50 per share to unrelated entities. At March 31, 2014 and 2013, there were 1,000,000 and 1,300,000 such options outstanding.

During the year ended March 31, 2014 and 2013, the Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

Dividends yield	0%
Computed volatility	108% -158%
Risk-free interest rate	.11% - .63%
Expected life	1 to 4 years

During the year ended March 31, 2014, the Company recognized $24,661 in stock option expense.

A summary of the status of the Company’s stock options as of March 31, 2014 and 2013 is presented below:

	2014	2013
Options outstanding at beginning of year	3,290,000	3,090,000
Options granted	500,000	500,000
Options exercised	-	-
Options canceled/expired	(500,000)	(300,000)
Options outstanding at end of year	3,290,000	3,290,000

The following table summarizes the information about the stock options as of March 31, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable

$.12	1,990,000	3.30	1,990,000
.15	300,000	.26	300,000
.15	500,000	2.65	500,000
.25	200,000	1.25	—
.50	300,000	2.25	100,000
$.12 - .50	3,290,000	3.18	2,890,000

Table of Contents	F-9

The following table summarizes the information about the stock options as of March 31, 2013:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable

$.10	500,000	0.80	500,000
.12	1,990,000	4.30	1,990,000
.15	300.000	0.26	300,000
.25	200,000	2.25	—
.50	300,000	3.25	—
$.10 - .50	3,290,000	3.18	2,790,000

NOTE 9 – SUBSEQUENT EVENTS

On June 26, 2014, the Company issued 150,000 shares of restricted common stock and received $7,500 in a private sale.

Table of Contents	F-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10K, EnXnet’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

During the evaluation of disclosure controls and procedures as of March 31, 2014, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures. As a result of the material weakness identified, management concluded that EnXnet’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, EnXnet believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, EnXnet’s financial condition as of March 31, 2014 and 2013, and the results of its operations and cash flows for the years ended March 31, 2014 and 2013, in conformity with United States generally accepted accounting principles (GAAP).

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of EnXnet is responsible for establishing and maintaining adequate internal control over financial reporting. EnXnet’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Table of Contents	8

EnXnet’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below:

Lack of Appropriate Accounting Policies and Related Procedures.

•	We do not have adequate personnel and other resources to assure that significant and complex transactions are timely analyzed and reviewed.
•	We have limited personnel and financial resources available to plan, develop, and implement disclosure and procedure controls and other procedures that are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
•	Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise effective control over financial reporting.
•	Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As a result of the material weakness in internal control over financial reporting described above, EnXnet management has concluded that, as of March 31, 2014, EnXnet’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The Company intends, as capital resources allow, remedying its material weaknesses by identifying steps that can be taken in the process of documenting and evaluating the applicable accounting treatment for non-routine or complex transactions as they may arise. Despite the Company’s intention to remedy its material weaknesses in the manner described, the actions required to accomplish these objectives may require the Company to engage additional personnel which actions may not be possible in the near term due to our limited financial resources and operations.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, EnXnet internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

Table of Contents	9

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	70	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	55	Chief Financial Officer, Chief Accounting Officer, Treasurer
Richard W Martel, Jr.	56	Director
Michael Jackson	57	Executive Vice President

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 34 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. Mr. Hoelscher will continue his work with EnXnet and Mastadon and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

Michael Jackson – Executive Vice President

Mr. Jackson joined the Company in June 2012 serving in the position of Executive Vice President. Mr. Jackson was President of US Operations for the Duplium Corporation from January 2000 through April 2012. As President of Duplium, Mr. Jackson oversaw manufacturing, assembly, finance and human resources. He was President of Computer Media and Services, a diskette replicating company that he started in 1985. In December 1999 he merged that company with a Canadian company and created Duplium Corporation. Mr. Jackson has extensive manufacturing and assembly experience, as well as working with start-up companies. Mr. Jackson served in the U.S. Navy from 1974 to 1980.

Election of Officers and Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company’s officers are elected by the Board of Directors after each annual meeting of the Company’s shareholders and hold office until their death, or until they resign or have been removed from office.

Table of Contents	10

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2014 and 2013.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley	2014	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2013	-0-	-0-	-0-	-0-	-0-

(1) There is a stock option plan for the benefit of the Company’s officers and directors. There is no pension, or profit sharing plan for the benefit of the Company’s officers and directors.

Employment Agreements

We do not have an employment agreement with our CEO, Mr. Corley.

Other Compensation

We may issue to our independent directors stock options and common stock as compensation as determined by the Board of directors.

Table of Contents	11

Stock option Plan

2001 Stock Option Plan

We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 1,990,000 stock options that are outstanding at March 31, 2014.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable

Ryan Corley	200,000	—	200,000	$0.12	2017
Richard Martel, Jr.	200,000	—	200,000	$0.12	2017
Stephen Hoelscher	500,000	—	500,000	$0.12	2017
Michael Jackson	—	200,000	—	$0.25	2015
Michael Jackson	—	300,000	—	$0.50	2016

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	0	0	0	0	0	0	0
Richard Martel, Jr.	0	0	0	0	0	0	0

Table of Contents	12

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2013:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,990,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,990,000	$0.12	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2013 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,293,948	16.64%
Steve Hoelscher (4)	840,760	1.68%
Richard W Martel, Jr. (5)	320,000	*
Michael Jackson (6)	698,800	1.41%
All directors and named executive officers as a group (5 persons)	10,878,508	20.05%

Other 5% or Greater Beneficial Owners	-0-	N/A

* Less than 1%.

(1)	Beneficial ownership is calculated based on 49,651,518 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.
(2)	The address for the directors and named executive officers is c/o EnXnet, Inc 11333 E Pine St, Suite 92 Tulsa, OK 74116.
(3)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(4)	Includes 500,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(5)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(6)	Includes 100,000 shares of common stock issuable upon the exercise of options at an average price of $.50 per share..

Table of Contents	13

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2014 and 2013, the CEO made additional unsecured advances totaling $23,000 and $23,200. During the years ended March 31, 2014 and 2013, the Company made payments on these advances of $20,000 and $15,300. Also during the years ended March 31, 2014 and 2013, the Company converted $20,000 and $36,900 of the advances into notes payable. At March 31, 2014 and 2013, advances from the CEO were $2,000 and $-0- respectively.

The Company has notes payable to the CEO in the aggregate amount of $662,455 and $642,555 as of March 31, 2014 and 2013.During the year ended March 31, 2014 and 2013, the Company converted $20,000 and $36,900 advances from the CEO to notes payable. Accrued interest owed on these notes at March 31, 2014 and 2013 is $148,704 and $135,569. These notes and accrued interest are convertible into 15,664,622 and 14,880,388 shares of restricted common stock of the company.

At March 31, 2014 and 2013, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2014 and 2013 is $21,014 and $16,575. These notes and accrued interest are convertible into 2,921,896 and 2,851,340 shares of restricted common stock of the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the year ended March 31, 2014 and 2013. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K for the fiscal years ended March 31, 2014 and 2013 were $20,000 and $20,000.

Audit Related Fees

None.

Tax Related Fees

None.

All Other Fees

None.

Table of Contents	14

PART IV

ITEM 15. EXHIBITS.

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2) Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 15, 2014	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 15, 2014	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

July 15, 2014	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

July 15, 2014	/s/ Richard W. Martel
Richard W. Martel, Director

Table of Contents	15

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2) Filed herewith.

Table of Contents	16