Form 10-Q
period 2014-06-30
ENXNET INC
filed 2014-08-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2014, there were outstanding 50,001,518 shares of the registrant’s common stock, $0.0005 par value.

Table of

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2014	March 31, 2014
CURRENT ASSETS
Cash	$23,730	$23,439
Prepaid expenses	431	544
TOTAL CURRENT ASSETS	24,161	23,983

OTHER ASSETS
Patent technology, net	35,188	35,706
Deposits	1,137	1,137
TOTAL OTHER ASSETS	36,325	36,843
TOTAL ASSETS	$60,486	$60,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$553,198	$547,557
Advances from officer - related party	12,500	12,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	200,000	200,000
Convertible notes payable - related parties	829,118	829,118
TOTAL CURRENT LIABILITIES	1,627,216	1,621,575

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 50,001,518 and 49,651,518 shares issued and outstanding	2,500	2,483
Additional paid-in capital	5,595,087	5,576,230
Accumulated deficit	(7,064,317)	(7,039,462)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,566,730)	(1,560,749)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,486	$60,826

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

ENXNET, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2014	2013
REVENUES	$—	$—
COST OF SALES	—	—
Gross Profit	—	—
EXPENSES
Consulting fees	600	8,436
Depreciation & amortization	518	518
Payroll	4,576	15,849
Professional services	7,783	13,858
Occupancy	3,341	2,466
Office	441	1,215
Travel	565	302
Other	697	638
Total Expenses	18,521	43,282
LOSS FROM OPERATIONS	(18,521)	(43,282)
OTHER INCOME (EXPENSE)
Interest expense	(6,334)	(6,136)
NET LOSS	$(24,855)	(49,418)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	49,673,436	48,369,100

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	4

ENXNET, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,855)	$(49,418)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	518	518
Stock options expense	1,374	2,770
Changes in operating assets and liabilities:
Decrease in prepaid expenses	113	259
Increase in accounts payable & accrued expenses	5,641	8,693
Net cash used in operating activities	(17,209)	(37,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	17,500	38,500
Proceeds from advances from officer and stockholders	—	1,000
Repayment of advances from officer and stockholders	—	(1,000)
Net cash provided by financing activities	17,500	38,500

NET INCREASE (DECREASE) IN CASH	291	1,322
CASH - Beginning of period	23,439	8,098
CASH - End of period	$23,730	$9,420

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	5

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the three months ended June 30, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2014 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related parties consists of the following:
	June 30, 2014	March 31, 2014
3% convertible note payable to Ryan Corley, President of the Company, due on demand	21,705	21,705
2% convertible notes payable to Ryan Corley, due on demand	640,750	640,750
2% convertible note payable to an entity controlled by Ryan Corley, due on demand	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, due on demand	111,350	111,350
3% convertible notes payable to Douglas Goodsell, due on demand	6,413	6,413
Total notes payable-related party	$829,118	$829,118

Convertible notes payable consist of the following:
	June 30, 2014	March 31, 2014
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 600,000 common shares	25,000	25,000
Total notes payable	$200,000	$200,000

NOTE 4 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both June 30, 2014 and March 31, 2014 were $32,400.

Table of Contents	6

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company has notes payable to the CEO totaling $662,455 as of both June 30, 2014 and March 31, 2014. Accrued interest owed on these notes is $152,061 and $148,704. These notes and accrued interest are convertible into 15,885,089 and 15,811,628 shares, respectively.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of June 30, 2014 and March 31, 2013 is $160,250. Accrued interest owed on these notes was $21,014 and $22,090, respectively. These notes and accrued interest are convertible into 2,938,886 and 2,921,896 shares, respectively.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company sold 350,000 shares for $17,500 in cash during the three months ended June 30, 2014.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2013, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $1,374 due to the vesting of these options for the three months ended June 30, 2014.

A summary of the status of the Company’s stock options as of June 30, 2014 is presented below:

June 30, 2014
Options outstanding at beginning of year	3,290,000
Options granted	-
Options exercised	-
Options canceled	-
Options outstanding at end of year	3,290,000

The following table summarizes the information about the stock options as of June 30, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,990,000	3.06	$.12	1,990,000	$.12
.15	300,000.01		.15	300,000.15
.25	200,000	1.00	.25	-	-
.50	300,000	2.00	.50	200,000.50
.15	500,000	2.41	.15	500,000.15
$.12 – .50	3,290,000	2.46	$.17	2,990,000	$.15

Table of Contents	7

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

Results of Operations – Three months ended June 30, 2014 and 2013.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $18,521 and $43,282 for the three months ended June 30, 2014 and 2013, a decrease of $24,760 or 57%. The decrease in operating expenses of $24,761 for the three months ended June 30, 2014 when compared to the three month period ended June 30, 2012 is attributed to:

Increases (decreases) in:

•	Consulting fees of ($7,836)
•	Payroll expense of ($11,273)
•	Professional fees of ($6,075)
•	Other expense of $423

The decrease in consulting expenses of $7,836 for the three months ended June 30, 2014 compared to the three month period ended June 30, 2012 is a result of decreased cost for the production of a prototype TAC unit.

Table of Contents	8

The decrease in payroll expense of $11,273 for the three months ended June 30, 2014 compared to the three month period ended June 30, 2012 is a result of an overall decrease in salaries as we now have no full time employees.

The decrease in professional fees of $6,075 for the three months ended June 30, 2014 compared to the three month period ended June 30, 2012 is a result of reduced auditing fees incurred in the current year quarter.

During the three months ended June 30, 2014 and 2012 we incurred net losses of $24,855 and $49,418.

Liquidity and Capital Resources.

From inception through June 30, 2014, the Company has issued 50,001,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $23,730 in cash as of June 30, 2014.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2014. At June 30, 2014 and March 31, 2014 the working capital deficit was $1,603,055 and $1,597,592, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2014 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Table of Contents	9

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

Depreciation and amortization expenses included in operating expenses for the three months ended June 30, 2014 and 2013 were $518 and $518, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of June 30, 2014, the company recognized $0 impairment expense.

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

Table of Contents	10

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

Table of Contents	11

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

Table of Contents	12

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Table of Contents	13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following are included herein: The following are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Table of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August, 2014.

ENXNET, INC.
(the “Registrant”)

BY:	RYAN CORLEY
Ryan Corley
President, Principal Executive Officer and a member of the Board of Directors

BY:	STEPHEN HOELSCHER
Stephen Hoelscher
Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Table of Contents	15

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Table of Contents	16