Form 10-Q
period 2014-09-30
ENXNET INC
filed 2014-11-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 4, 2014, there were outstanding 50,211,518 shares of the registrant’s common stock, $0.00005 par value.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets September 30, 2014 and March 31, 2014 (unaudited)	1
	Statements of Operations for the three and six months ended September 30, 2014 and 2013 (unaudited)	2
	Statements of Cash Flows for the six months ended September 30, 2014 and 2013 (unaudited)	3
	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures	10

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	11
Item 1A.	Risk Factors	11
Item 6.	Exhibits and Reports on Form 8-K	12

Signatures		13

Exhibit Index

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS
CURRENT ASSETS
Cash	$15,676	$23,439
Prepaid expenses	1,065	544
TOTAL CURRENT ASSETS	16,741	23,983

OTHER ASSETS
Patent technology, net	34,670	35,706
Deposits	1,137	1,137
TOTAL OTHER ASSETS	35,807	36,843
TOTAL ASSETS	$52,548	$60,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$376,247	$374,489
Accounts payable and accrued expenses –related party	180,425	173,068
Advances from officer - related party	12,500	12,500
Advances from stockholder	32,400	32,400
Convertible notes payable - stockholders	200,000	200,000
Convertible notes payable - related parties	829,118	829,118
TOTAL CURRENT LIABILITIES	1,630,690	1,621,575

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 50,211,518 and 49,651,518 shares issued and outstanding	2,511	2,483
Additional paid-in capital	5,606,163	5,576,230
Accumulated deficit	(7,086,816)	(7,039,462)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,578,142)	(1,560,749)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$52,548	$60,826

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	1

ENXNET, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Six months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES	$—	$—	$—	$—
COST OF SALES	—	—	—	—
Gross Profit	—	—	—	—
EXPENSES
Consulting fees	600	2,201	1,200	10,637
Depreciation & amortization	518	518	1,036	1,036
Payroll	2,487	7,999	7,063	23,848
Professional services	8,750	7,466	16,533	21,324
Occupancy	2,596	3,610	5,937	6,076
Office	70	1,156	511	2,371
Travel	624	347	1,189	649
Other	447	612	1,144	1,250
Total Expenses	16,092	23,909	34,613	67,191
LOSS FROM OPERATIONS	(16,092)	(23,909)	(34,613)	(67,191)
OTHER INCOME (EXPENSE)
Interest expense	(6,407)	(6,204)	(12,741)	(12,340)
NET LOSS	$(22,499)	(30,113)	$(47,354)	$(79,531)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	50,121,518	48,790,648	49,791,902	48,581,026

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	2

ENXNET, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(47,354)	$(79,531)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,036	1,036
Stock options expense	1,961	4,159
Changes in operating assets and liabilities:
Prepaid expenses	(521)	(33)
Accounts payable & accrued expenses	9,115	24,194
Net cash used in operating activities	(35,763)	(50,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	28,000	46,000
Proceeds from advances from officer and stockholders	—	3,000
Repayment of advances from officer and stockholders	—	(1,000)
Net cash provided by financing activities	28,000	48,000

NET INCREASE (DECREASE) IN CASH	(7,763)	(2,175)
CASH - Beginning of period	23,439	8,098
CASH - End of period	$15,676	$5,923

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the six months ended September 30, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2014 Annual Report on Form 10-K.

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

NOTE 3 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at both September 30, 2014 and March 31, 2014 were $32,400.

The Company has notes payable to the CEO totaling $662,455 as of both September 30, 2014 and March 31, 2014. Accrued interest owed on these notes is $155,455 and $148,704. These notes and accrued interest are convertible into shares of common stock.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of September 30, 2014 and March 31, 2013 is $160,250. Accrued interest owed on these notes was $23,179 and $22,090, respectively. These notes and accrued interest are convertible into shares of common stock.

The Company has notes payable to the a stockholder totaling $6,413 as of both September 30, 2014 and March 31, 2014. Accrued interest owed on these notes is $784 and $720. These notes and accrued interest are convertible into shares of common stock.

NOTE 4 - COMMON STOCK TRANSACTIONS

The Company sold 560,000 shares for $28,000 in cash during the six months ended September 30, 2014.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2013, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $1,961 due to the vesting of these options for the six months ended September 30, 2014.

Table of Contents	4

A summary of the status of the Company’s stock options as of September 30, 2014 is presented below:

September 30, 2014

Options outstanding at beginning of year	3,290,000
Options granted	—
Options exercised	—
Options canceled	300,000
Options outstanding at end of year	2,990,000

The following table summarizes the information about the stock options as of September 30, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)

$.12	1,990,000	2.02	$.12	1,990,000	$.12
.25	200,000	.75	.25	200,000	.25
.50	300,000	1.75	.50	300,000	.50
.15	500,000	2.15	.15	500,000	.15
$.12 – .50	2,990,000	1.93	$.17	2,990,000	$.15

Table of Contents	5

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

Results of Operations – Three months ended September 30, 2014 and 2013.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $16,092 and $23,909 for the three months ended September 30, 2014 and 2013, a decrease of $7,817 or 33%. The decrease in operating expenses of $7,817 for the three months ended September 30, 2014 when compared to the three month period ended September 30, 2013 is attributed to:

Increases (decreases) in:

• Consulting fees of ($1,601)

• Payroll expense of ($5,512)

• Other expense of ($704)

The decrease in consulting expenses of $1,601 for the three months ended September 30, 2014 compared to the three month period ended September 30, 2013 is a result of decreased cost for the production of a prototype TAC unit.

Table of Contents	6

The decrease in payroll expense of $5,512 for the three months ended September 30, 2014 compared to the three month period ended September 30, 2013 is a result of an overall decrease in salaries as we now have no full time employees.

During the three months ended September 30, 2014 and 2013 we incurred net losses of $22,499 and $30,113 respectively.

Results of Operations – Six months ended September 30, 2014 and 2013.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $34,613 and $67,191 for the six months ended September 30, 2014 and 2013, a decrease of $32,578 or 49%. The decrease in operating expenses of $32,578 for the six months ended September 30, 2014 when compared to the six month period ended September 30, 2013 is attributed to:

Increases (decreases) in:

• Consulting fees of ($9,437)

• Payroll expense of ($16,785)

• Professional fees of ($4,791)

• Other expense of ($1,565)

The decrease in consulting expenses of $9,437 for the six months ended September 30, 2014 compared to the six month period ended September 30, 2013 is a result of decreased cost for the production of a prototype TAC unit.

The decrease in payroll expense of $16,785 for the six months ended September 30, 2014 compared to the six month period ended September 30, 2013 is a result of an overall decrease in salaries as we now have no full time employees.

The decrease in professional fees of $4,791 for the six months ended September 30, 2014 compared to the six month period ended September 30, 2013 is a result of reduced auditing fees incurred in the current year.

During the six months ended September 30, 2014 and 2013 we incurred net losses of $47,354 and $79,531.

Liquidity and Capital Resources.

From inception through September 30, 2014, the Company has issued 50,211,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $15,676 in cash as of September 30, 2014.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2014. At September 30, 2014 and March 31, 2014 the working capital deficit was $1,613,649 and $1,597,592, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2014 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Table of Contents	7

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

Depreciation and amortization expenses included in operating expenses for the six months ended September 30, 2014 and 2013 were $1,036 and $1,036, respectively.

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of September 30, 2014, the company recognized $0 impairment expense.

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

Table of Contents	8

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended September 30, 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Table of Contents	9

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended September 30, 2014 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

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

Table of Contents	10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved in litigation at this time.  We may from time to time be a party to various legal actions in the ordinary course of business.  There can be no assurance that the Company will not be a party to litigation in the future that could have an adverse effect on the Company.

ITEM 1A. RISK FACTORS.

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Table of Contents	11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following are included herein: The following are included herein:

		Incorporated by reference				Filed
Exhibit	Document Description	Form	Date		Number	herewith

3.1	Articles of Incorporation.	10-SB	5	/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5	/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5	/22/00	3.3

3.4	Bylaws.	10-SB	5	/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5	/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5	/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5	/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension – Schema.					X

101.CAL.	XBRL Taxonomy Extension – Calculations.					X

101.DEF	XBRL Taxonomy Extension – Definitions.					X

101.LAB	XBRL Taxonomy Extension – Labels.					X

101.PRE	XBRL Taxonomy Extension – Presentation.					X

Table of Contents	12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2014.

ENXNET, INC.
(the “Registrant”)

BY:	RYAN CORLEY
Ryan Corley
President, Principal Executive Officer and a member of the Board of Directors

BY:	STEPHEN HOELSCHER
Stephen Hoelscher
Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Table of Contents	13

EXHIBIT INDEX

		Incorporated by reference				Filed
Exhibit	Document Description	Form	Date		Number	herewith

3.1	Articles of Incorporation.	10-SB	5	/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5	/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5	/22/00	3.3

3.4	Bylaws.	10-SB	5	/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5	/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5	/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5	/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension – Schema.					X

101.CAL	XBRL Taxonomy Extension – Calculations.					X

101.DEF	XBRL Taxonomy Extension – Definitions.					X

101.LAB	XBRL Taxonomy Extension – Labels.					X

101.PRE	XBRL Taxonomy Extension – Presentation.					X