Form 10-Q
period 2014-12-31
ENXNET INC
filed 2015-02-17
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 28, 2015, there were outstanding 50,211,518 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

BALANCE SHEETS

(Unaudited)

ASSETS	December 31, 2014	March 31, 2014
CURRENT ASSETS
Cash	$15,259	$23,439
Prepaid expenses	1,021	544
TOTAL CURRENT ASSETS	16,280	23,983

OTHER ASSETS
Patent technology, net	34,152	35,706
Deposits	1,138	1,137
TOTAL OTHER ASSETS	35,290	36,843
TOTAL ASSETS	$51,570	$60,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$378,011	$374,489
Accounts payable and accrued expenses –related party	183,550	173,068
Advances from officer - related party	10,500	12,500
Advances from stockholder	31,414	32,400
Convertible notes payable - stockholders	200,000	200,000
Convertible notes payable - related parties	835,102	829,118
TOTAL CURRENT LIABILITIES	1,638,577	1,621,575

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 52,351,518 and 49,651,518 shares issued and outstanding	2,618	2,483
Additional paid-in capital	5,627,056	5,576,230
Accumulated deficit	(7,116,681)	(7,039,462)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,587,007)	(1,560,749)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,570	$60,826

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	1

ENXNET, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2014	2013	2014	2013
REVENUES	$-	$-	$-	$-
COST OF SALES	-	-	-	-
Gross Profit	-	-	-	-
EXPENSES
Consulting fees	14,600	15,222	15,800	25,859
Depreciation & amortization	518	518	1,554	1,554
Payroll	1,900	13,290	8,963	37,138
Professional services	2,500	15,895	19,033	37,219
Occupancy	2,458	3,778	8,395	9,854
Office	405	1,037	916	3,408
Travel	572	2,142	1,761	2,791
Other	467	447	1,611	1,697
Total Expenses	23,420	52,329	58,033	119,520
LOSS FROM OPERATIONS	(23,420)	(52,329)	(58,033)	(119,520)
OTHER INCOME (EXPENSE)
Interest expense	(6,445)	(6,250)	(19,186)	(18,590)
NET LOSS	$(29,865)	$(58,579)	$(77,219)	$(138,110)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	50,641,083	48,790,648	50,041,326	48,581,026

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	2

ENXNET, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

For the Nine months Ended
December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,219)	$(138,110)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	1,554	1,554
Common stock issued for services	14,000	5,000
Stock options expense	1,961	23,272
Changes in operating assets and liabilities:
Prepaid expenses	(478)	225
Accounts payable & accrued expenses	14,418	21,878
Net cash used in operating activities	(45,764)	(86,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	35,000	68,500
Proceeds from note payable	2,584	40,000
Proceeds from advances from officer and stockholders	—	3,000
Repayment of advances from officer and stockholders	—	(1,000)
Net cash provided by financing activities	37,584	110,500
NET INCREASE (DECREASE) IN CASH	(8,180)	24,319
CASH - Beginning of period	23,439	8,098
CASH - End of period	$15,259	$32,417
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Advances from officers converted into notes payable Related Parties	$2,000	$—
Advances from stockholders converted into notes payable Related Parties	$1,400	$—

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the nine months ended December 31, 2014 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2014 Annual Report on Form 10-K.

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

NOTE 3 – ADVANCES FROM AND NOTES PAYABLE TO OFFICER

Advances from a stockholder at December 31, 2014 and March 31, 2014 were $31,414 and $32,400.

The Company has notes payable to the CEO totaling $664,455 and $662,455 as of December 31, 2014 and March 31, 2014. Accrued interest owed on these notes is $158,860 and $148,704. These notes and accrued interest are convertible into shares of common stock.

An entity controlled by the CEO has made unsecured advances and notes payables to the Company. Advances and notes payable from the entity controlled by the CEO as of December 31, 2014 and March 31, 2014 is $160,250. Accrued interest owed on these notes was $24,280 and $22,090, respectively. These notes and accrued interest are convertible into shares of common stock.

The Company has notes payable to a stockholder totaling $10,397 and $6,413 as of December 31, 2014 and March 31, 2014. Accrued interest owed on these notes is $823 and $720. These notes and accrued interest are convertible into shares of common stock.

NOTE 4 – NOTES PAYABLE MODIFICATION

On December 1, 2014, the Company consolidated, renewed and modified certain notes payables that are convertible into common stock of the Company. At the issuance of the new notes, the conversion price was decreased to $.02 per share and the interest rate was reduced to 2%. The notes were evaluated pursuant to ASC470-60 Troubled Debt Restructuring and ASC 470-50 Modification and Extinguishment. The change in the fair value of the conversion option was greater than 10% of the carrying value of the debt immediately prior to the modification however there was no accounting impact as there were no direct costs associated with the modification to capitalize, fees paid to lenders or unamortized discounts to account for.

Table of Contents	4

The Company had eight notes payable to and an advance from the CEO which were combined and renewed into one note in the amount of $664,455.

The Company had two notes payable to and an advance from a related party which were combined and renewed into one note in the amount of $10,397.

The Company had a note payable to a party which were renewed in the amount of $20,000.

All the consolidated, renewed and modified notes and accrued interest are convertible into common stock at $.02 per share. The notes bear interest at 2%.

NOTE 5 - COMMON STOCK TRANSACTIONS

The Company sold 700,000 shares for $35,000 in cash during the nine months ended December 31, 2014.

The Company issued 2,000,000 shares for services in the amount of $14,000 during the nine months ended December 31, 2014.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2013, the Company granted stock options to employees and members of the Board of Directors in the amount of 2,190,000. The Company recognized option expense of $1,961 due to the vesting of these options for the nine months ended December 31, 2014.

A summary of the status of the Company’s stock options as of December 31, 2014 is presented below:

December 31, 2014
Options outstanding at beginning of year	3,290,000
Options granted	-
Options exercised	-
Options canceled	700,000
Options outstanding at end of year	2,590,000

The following table summarizes the information about the stock options as of December 31, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,590,000	2.23	$.12	1,590,000	$.12
.25	200,000.50		.25	-	-
.50	300,000	1.50	.50	200,000	.50-
.15	500,000	1.90	.15	500,000.15
$.12 – .50	2,590,000	1.95	$.18	2,290,000	$.16

Table of Contents	5

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

Results of Operations – Three months ended December 31, 2014 and 2013.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $23,420 and $52,329 for the three months ended December 31, 2014 and 2013, a decrease of $28,909 or 55%. The decrease in operating expenses for the three months ended December 31, 2014 when compared to the three month period ended December 31, 2013 is attributed to:

Increases (decreases) in:

•	Consulting fees of $(622)
•	Payroll expense of ($11,390)
•	Professional services of $(13,395)
•	Other expense of ($3,503)

Table of Contents	6

The decrease in consulting expenses of $622 for the three months ended December 31, 2014 compared to the three month period ended December 31, 2013 is a result of decreased cost for consultants helping with the acquisition of proprietary information.

The decrease in payroll expense of $11,390 for the three months ended December 31, 2014 compared to the three month period ended December 31, 2013 is a result of an overall decrease in salaries as we now have no full time employees.

The decrease in professional services of $13,395 is a result of reduced auditing and legal fees incurred in the current year

During the three months ended December 31, 2014 and 2013 we incurred net losses of $29,865 and $58,579, respectively.

Results of Operations – Nine months ended December 31, 2014 and 2013.

Revenues have not been substantial as we refocused our efforts on developing technologies and developing marketing affiliates.

The Company incurred operating expenses of $58,033 and $119,520 for the nine months ended December 31, 2014 and 2013, a decrease of $61,487 or 15%. The decrease in operating expenses for the nine months ended December 31, 2014 when compared to the nine month period ended December 31, 2013 is attributed to:

Increases (decreases) in:

•	Payroll expense of ($28,175)
•	Professional fees of ($18,186)
•	Other expense of ($7,127)

The decrease in payroll expense of $28,175 for the Nine months ended December 31, 2014 compared to the nine month period ended December 31, 2013 is a result of an overall decrease in salaries as we now have no full time employees.

The decrease in professional fees of $18,186 for the nine months ended December 31, 2014 compared to the nine month period ended December 31, 2013 is a result of reduced auditing and legal fees incurred in the current year.

During the nine months ended December 31, 2014 and 2013 we incurred net losses of $77,219 and $138,110.

Liquidity and Capital Resources.

From inception through December 31, 2014, the Company has issued 52,351,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the patents for TAC Unit, ThinDisc, Passive Resonant Reflector, and an Antenna for an optical storage disk, EnXcase, and Disc Security Tag.  The Company has $15,259 in cash as of December 31, 2014.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2014. At December 31, 2014 and March 31, 2014 the working capital deficit was $1,622,297 and $1,597,592, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2014 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

Table of Contents	7

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

Impairment of long-lived assets – The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of December 31, 2014, the company recognized $0 impairment expense.

Table of Contents	8

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

Table of Contents	9

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended December 31, 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the Nine months ended December 31, 2014 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2013 Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rules 13(a)-15(e) under the Securities Act of 1934, as amended) are not effective to ensure that all information required to be disclosed by us in the reports filed or submitted by us under the Securities and Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to the management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate and allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this __th day of February, 2015.

ENXNET, INC.
(the “Registrant”)

BY:	RYAN CORLEY
Ryan Corley
President, Principal Executive Officer and a member of the Board of Directors

BY:	STEPHEN HOELSCHER
Stephen Hoelscher
Principal Financial Officer and Principal Accounting Officer

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