Form 10-K
period 2015-03-31
ENXNET INC
filed 2015-07-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

ENXNET, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	000-30675	73-1561191
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

7450 S. Winston Ave, Tulsa, OK 74136

(Address of principal executive offices & zip code)

(918) 494-6663

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,190,682.

On July 8, 2015, the registrant had 52,601,518 shares of common outstanding.

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

ITEM 1. BUSINESS.

Overview

EnXnet, Inc. (the “Company”) was formed under the laws of the State of Oklahoma on March 30, 1999. EnXnet is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company is currently searching for opportunities in the natural gas and petroleum industry. Our initial goal is to lease the mineral rights of acreage that has a high likelihood of becoming a producing property. Once a property is leased, we will require additional funding to drill and complete if necessary a producing natural gas and petroleum well.

Products and Services

Natural gas and petroleum Industry

The Company is searching for opportunities in the natural gas and petroleum industry. Our initial goal is to lease the mineral rights of acreage that has a high likelihood of becoming a producing property. Once a property is leased, we will require additional funding to drill and complete if necessary a producing natural gas and petroleum well.

Table of Contents	1

Legacy Products

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

Marketing

The Company is attempting to license Thin Disc technology , Security Tags, and Tap ‘n Go to other companies or manufacturers.

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

Competition

Our natural gas and petroleum exploitation development and our future production activities will take place in a highly competitive and speculative business atmosphere. In seeking suitable natural gas and petroleum properties for acquisition, we compete with a number of other companies operating in our areas of interest, including large natural gas and petroleum companies and other independent operators. Many of our competitors have greater financial resources than we do, which is exacerbated due to our current liquidity position. Also, many have been engaged in the exploration and production business for a much longer time than we have or not only explore for and produce, but also market natural gas and oil and other products on a regional, national or worldwide basis. Many of our competitors also have a substantially larger operating staff than we do. These competitors may be able to pay more for productive natural gas and oil properties and exploratory prospects and define, evaluate, bid for and purchase a greater number of properties and prospects than us. In addition, these competitors may have a greater ability to continue exploration activities during periods of low market prices. Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment.

Governmental Regulation

If our natural gas and petroleum activities are successful, we will be subject are subject to stringent federal, regional, state, and local laws and regulations governing occupational safety and health, the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of permits before conducting drilling or other regulated activities, limit or prohibit operations on environmentally sensitive lands such as wetlands or wilderness areas, require capital expenditures to limit or prevent emissions or discharges, impose specific safety and health criteria addressing worker protection, and place restrictions on the management of wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Any changes in environmental laws and regulations that result in more stringent and costly well drilling, construction, completion or water management activities, or waste handling, disposal or cleanup requirements could have an adverse effect on our financial position and results of operations. We may be unable to pass on such increased compliance costs to our customers. Moreover, accidental releases or spills may occur in the course of our operations, and we cannot assure you that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property, natural resources or persons. While we believe that we are in substantial compliance with current environmental laws and regulations and that continued compliance with existing requirements will not materially affect us, there is no assurance that this trend will continue in the future.

Company’s Office

The Company’s offices and technology center are located at 7450 S. Winston Ave, Tulsa, OK 74136 and its telephone number is (918) 494-6663.

Employees

The Company has no full-time employee and two consultants. The president and CEO of the Company is not receiving or accruing a salary at this time.

ITEM 1A. RISK FACTORS.

We are a smaller reporting issuer as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended and are not required to provide the information under this item.

Table of Contents	3

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company does not own any real property. The Company owns personal property in the form of patents, licenses and office equipment.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free. The office is located at 7450 S. Winston Ave. in Tulsa, OK. The Company’s offices are currently adequate and suitable for its operations.

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

	High	Low
Period from January 1, 2015 to March 31, 2015	$0.07	$0.01
Period from October 1, 2014 to December 31, 2014	$0.03	$0.01
Period from July 1, 2014 to September 30, 2014	$0.04	$0.01
Period from April 1, 2014 to June 30, 2014	$0.05	$0.02
Period from January 1, 2014 to March 31, 2014	$0.07	$0.03
Period from October 1, 2013 to December 31, 2013	$0.09	$0.01
Period from July 1, 2013 to September 30, 2013	$0.09	$0.04
Period from April 1, 2013 to June 30, 2013	$0.08	$0.05

Holders

There were approximately 117 stockholders of record of the Common Stock as of June 4, 2015 . This does not reflect those shares held beneficially or in “street” name.

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

Table of Contents	5

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

Results of Operations.

Year Ended March 31, 2015 Compared to Year Ended March 31, 2014.

Revenues.

We had no revenues from operations for the years ending March 31, 2015 and 2014. At the present time we are focusing our efforts on searching for an opportunity in the natural gas and petroleum industry.

Operating Expenses.

The Company incurred operating expenses for the years ended March 31, 2015 and 2014 of $102,146 and $135,453. The decrease in operating expenses was $33,307 or (24.6%). Expense categories changed from year to year as follows:

•	Consulting expense decreased by $15,210
•	Impairment expense increased by $33,634
•	Payroll expenses decreased by $27,153
•	Professional services expense decreased by $15,555
•	All other expense categories decreased by $9,023

Consulting expenses for the year ended March 31, 2015 decreased $15,210 from the year ended March 31, 2014. The decrease in consulting expenses is due to decreased amounts paid for the development of the TAC Unit.

Impairment expense increased by $33,634 as we fully impairment the rights to the TAC Unit during the current year. We could not achieve desirable results that were marketable on our test units.

Table of Contents	6

Payroll expense decreased for the year ended March 31, 2015 by $27,153 from the previous year. The decrease was a result of not issuing stock to employees, reducing our workforce to zero and other related expenses. In the years ended March 31, 2015 and 2014 the value of stock options issued to employees, officers and directors was recorded in the amount of $1,961 and $24,661 for options that had vested. In the years ended March 31, 2015 and 2014 we spent $10,802 and $25,912 on salaries and taxes for employees.

Professional services expense decreased for the year ended March 31, 2015 by $15,555 from the previous year. The decrease is attributed to a lower amount paid for EDGAR conversion services in the current year and stock options that were issued in the prior year which were not issued in the current year.

We incurred net losses for the years ended March 31, 2015 and 2014 of $132,703 and $160,376 or $(0.00) and $(0.00) per share.

Liquidity and Capital Resources.

The Company from inception through June 4, 2015 has issued 52,601,518 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets. The Company has $137,509 in cash as of March 31, 2015, of which $115,000 is restricted for use in natural gas and petroleum exploration.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2015 and 2014. The working capital deficit at March 31, 2015 and 2014 was $1,641,378 and $1,597,592, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2015 and 2014 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Table of Contents	7

Licenses

The costs associated with acquiring exclusive licensing rights to patented technology have been capitalized and are being charged to expense using the straight line method of amortization over ten years, the estimated remaining useful lives of the patents.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2015 and 2014 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

ITEM 8. FINANCIAL STATEMENTS.

The information for this Item is included beginning on Page F-1 of this Annual Report.

Table of Contents	8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

EnXnet, Inc.

Tulsa, Oklahoma

We have audited the accompanying balance sheets of EnXnet, Inc. (the “Company”) as of March 31, 2015 and 2014 and the related statements of expenses, stockholders’ deficit, and cash flows for the years ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

July 14, 2015

Table of Contents	F-1

ENXNET, INC

BALANCE SHEETS

	March 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$22,529	$23,439
Restricted cash	115,000	—
Prepaid expenses	559	544
TOTAL CURRENT ASSETS	138,088	23,983
OTHER ASSETS
Patent technology, net of accumulated amortization of $41,404 and $5,698 respectively	—	35,706
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	36,843
TOTAL ASSETS	$139,225	$60,826

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$567,865	$547,557
Advances from officer - related party	20,500	12,500
Advances from stockholder	31,000	32,400
Convertible notes payable	325,000	200,000
Convertible notes payable - related party	835,101	829,118
TOTAL CURRENT LIABILITIES	1,779,466	1,621,575

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 52,601,518 and 49,651,518 shares issued and outstanding	2,630	2,483
Additional paid-in capital	5,629,294	5,576,230
Accumulated deficit	(7,172,165)	(7,039,462)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,640,241)	(1,560,749)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$139,225	$60,826

The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-2

ENXNET, INC

STATEMENTS OF EXPENSES

	For the Years Ended
	March 31,
	2015	2014

EXPENSES
Consulting fees	$14,200	$29,410
Depreciation & amortization	35,706	2,072
Payroll	12,763	39,915
Professional services	23,568	39,123
Occupancy and office	11,929	18,913
Travel	1,922	3,876
Other	2,058	2,144
Total Expenses	102,146	135,453
LOSS FROM OPERATIONS	(102,146)	(135,453)
OTHER EXPENSE
Interest expense	(30,557)	(24,923)
NET LOSS	$(132,703)	$(160,376)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	50,727,902	49,278,367

 The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-3

ENXNET, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2014 and March 31, 2015

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2013	47,981,518	$2,399	$5,468,153	$(6,879,086)	$(100,000)	$(1,508,534)
Common stock issued for:
Cash	1,570,000	79	78,421	—	—	78,500
Services	100,000	5	4,995	—	—	5,000
Stock options issued	—	—	24,661	—	—	24,661
Net loss	—	—	—	(160,376)	—	(160,376)
Balance, March 31, 2014	49,651,518	$2,483	$5,576,230	$(7,039,462)	$(100,000)	$(1,560,749)
Common stock issued for:
Cash	700,000	35	34,965	—	—	35,000
Services	2,000,000	100	11,900	—	—	12,000
Debt issuance cost	250,000	12	4,238	—	—	4,250
Stock options issued	—	—	1,961	—	—	1,961
Net loss	—	—	—	(132,703)	—	(132,703)
Balance, March 31, 2015	52,601,518	$2,630	$5,629,294	$(7,172,165)	$(100,000)	$(1,640,241)

The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-4

ENXNET, INC

STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(132,703)	$(160,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2,072
Impairment expense	35,706	—
Common stock issued for services	12,000	5,000
Stock options issued	1,961	24,661
Debt issuance cost	4,250	—
Changes in operating assets and liabilities:
Prepaid expenses	(15)	483
Accounts payable & accrued expenses	20,308	23,001
Net cash used in operating activities	(58,493)	(105,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	35,000	78,500
Proceeds from note payable	125,000	20,000
Proceeds from related party	2,583	—
Proceeds from advances from officer and stockholder	10,000	23,000
Repayment of advances	—	(1,000)
Net cash provided by financing activities	172,583	120,500
NET INCREASE (DECREASE) IN CASH	114,090	15,341
CASH - Beginning of period	23,439	8,098
CASH - End of period	$137,529	$23,439
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of accounts payable- related party to note payable- related party	$3,400	20,000

The accompanying notes are an integral part of these audited financial statements.

Table of Contents	F-5

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2015 and 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

EnXnet, Inc. (the “Company”) was formed in Oklahoma on March 30, 1999. EnXnet is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company is currently searching for opportunities in the natural gas and petroleum industry. Our initial goal is to lease the mineral rights of acreage that has a high likelihood of becoming a producing property. Once a property is leased, we will require additional funding to drill and complete if necessary a producing natural gas and petroleum well.

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

Depreciation expenses included in operating expenses for the years ended March 31, 2015 and 2014 were $-0- and $-0-, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of March 31, 2015 and 2014, the company recognized $35,706 and $0 of impairment expense.

Table of Contents	F-6

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2015 and 2014

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

Amortization expenses included in operating expenses for the years ended March 31, 2015 and 2014 were $-0- and $2,072, respectively.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended March 31, 2015 and 2014 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Reclassifications

Certain amounts have been reclassified from the prior financial statements for comparative purposes.

Table of Contents	F-7

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2015 and 2014

NOTE 3 – INCOME TAXES

At March 31, 2015 and 2014, the Company had net deferred tax assets of approximately $940,000 and $900,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2015 and 2014. At March 31, 2015, the Company has net operating loss carry forwards totaling approximately $2,764,000 which will begin to expire in the year 2015.

Income tax provision (benefit) for the years ended March 31, 2015 and 2014 is summarized below:

	2015	2014
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(940,000)	(900,000)
State	—	—
Total deferred	(940,000)	(900,000)
Increase in valuation allowance	940,000	900,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2015	2014
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	—%	—%
Effect of net operating loss	(34.0%)	(34.0%)
	—%	—%

Components of the net deferred income tax assets at March 31, 2015 and 2014 were as follows:

	2015	2014
Net operating loss carryover	$2,764,000	$2,647,000
Valuation allowance	(2,764,000)	(2,647,000)
	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $940,000 and $900,000 allowance at March 31, 2015 and 2014, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $40,000.

As of March 31, 2015, we have a net operating loss carry forward of approximately $2,764,000. The loss will be available to offset future taxable income. If not used, this carry forward will expire as follows:

Table of Contents	F-8

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2015 and 2014

NOTE 4 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:	March 31,
	2015	2014
3% convertible note payable to Ryan Corley, President of the Company, due on demand	—	21,705
2% convertible notes payable to Ryan Corley, President of the Company, due on demand	—	640,750
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 33,222,750 common shares	664,455	—
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,850 common shares	10,396	6,413
Total notes payable-related party	$835,101	$829,218

Convertible notes payable consist of the following:	March 31,
	2015	2014
7% convertible notes payable to stockholders, due March 16, 2017, convertible into a maximum of 6,250,000 common shares,	125,000	—
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$325,000	$200,000

In March 2015, the Company issued two conventional convertible notes in the aggregate amount of $125,000 to stockholders. A portion of the proceeds of these notes are restricted and to be used to obtain natural gas and petroleum properties. The restricted amount is $115,000. In connection with these notes, the Company issued 250,000 common shares valued in the amount of $4,250. These notes are convertible into 6,250,000 common stock shares and accrue interest at a 7% per year rate. A Black-Scholes valuation of the conversion feature was determined to have no value and therefore no liability for the conversion feature was recorded. These notes are due March 16, 2017, however, if suitable natural gas and petroleum properties are not located in the near term, the restricted cash will be used to pay off these notes. For this reason, the notes have been classified as current liabilities.

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

Table of Contents	F-9

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2015 and 2014

The Company had eight notes payable to and an advance from the CEO which were combined and renewed into one note in the amount of $664,455.

The Company had two notes payable to and an advance from a related party which were combined and renewed into one note in the amount of $10,396.

The Company had a note payable to a third party which was renewed in the amount of $20,000.

NOTE 5 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from two stockholders at March 31, 2015 and 2014 were $31,000 and $32,400, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2015 and 2014, the CEO made additional unsecured advances totaling $10,000 and $23,000. During the years ended March 31, 2015 and 2014, the Company made payments on these advances of $-0- and $1,000. Also during the years ended March 31, 2015 and 2014, the Company converted $2,000 and $20,000 of the advances into notes payable. At March 31, 2015 and 2014, advances from the CEO were $10,000 and $2,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $664,455 and $662,455 as of March 31, 2015 and 2014. During the year ended March 31, 2015 and 2014, the Company converted $20,000 and $36,900 advances from the CEO to notes payable. Accrued interest owed on these notes at March 31, 2015 and 2014 is $148,704 and $135,569. These notes and accrued interest are convertible into 15,664,622 and 14,880,388 shares of restricted common stock of the company.

At March 31, 2015 and 2014, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2015 and 2014 is $25,392 and $21,014. These notes and accrued interest are convertible into 2,990,982 and 2,921,896 shares of restricted common stock of the company.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company issued 250,000 common shares with the issuance of two notes payable in the aggregate of $125,000 during the years ended March 31, 2015. The Company recorded debt issuance cost of $4,250.

The Company issued 2,000,000 and 100,000 common shares during the years ended March 31, 2015 and 2014 for services valued at $12,000 and $5,000.

The Company sold 700,000 and 1,570,000 common shares during the years ended March 31, 2015 and 2014 cash of $35,000 and $78,500.

NOTE 7 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. Under the Plan during the years ended March 31, 2015 and 2014, the Company did not grant any stock options to employees and members of the Board of Directors. At March 31, 2015 there were 1,590,000 options issued under the Plan and there were no available options to be issued under the Plan.

Table of Contents	F-10

ENXNET, INC.

NOTES TO FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2015 and 2014

The Company also issues stock options to purchase common stock outside of the Plan. During the years ended March 31, 2015 and 2014, the Company granted -0- and 500,000 such options for 24 months at exercise prices from $0.15 to $0.50 per share to unrelated entities. At March 31, 2015 and 2014, there were 1,000,000 such options outstanding.

During the year ended March 31, 2015 and 2014, the Company estimated the fair value of each stock option for employees and consultants at the grant date by using the Black-Scholes option-pricing model with the following assumptions:

Dividends yield	0%
Computed volatility	108% -158%
Risk-free interest rate	.11% - .63%
Expected life	1 to 4 years

During the year ended March 31, 2015, the Company recognized $1,961 in stock option expense.

A summary of the status of the Company’s stock options as of March 31, 2015 and 2014 is presented below:

	2015	2014
Options outstanding at beginning of year	3,290,000	3,290,000
Options granted	—	500,000
Options exercised	—	—
Options canceled/expired	(700,000)	(500,000)
Options outstanding at end of year	2,590,000	3,290,000

The following table summarizes the information about the stock options as of March 31, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$.12	1,590,000	2.30	1,590,000
.15	500,000	1.65	500,000
.40	300,000	1.25	200,000
.25	200,000	.25	—
$.12 – .40	2,590,000	3.18	2,290,000

The following table summarizes the information about the stock options as of March 31, 2014:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$.12	1,990,000	3.30	1,990,000
.15	300,000	.26	300,000
.15	500.000	2.65	500,000
.25	200,000	1.25	—
.50	300,000	2.25	100,000
$.12 – .50	3,290,000	3.18	2,890,000

Table of Contents	F-11

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

During the evaluation of disclosure controls and procedures as of March 31, 2015, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures. As a result of the material weakness identified, management concluded that EnXnet’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, EnXnet believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, EnXnet’s financial condition as of March 31, 2015 and 2014, and the results of its operations and cash flows for the years ended March 31, 2015 and 2014, in conformity with United States generally accepted accounting principles (GAAP).

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

Table of Contents	20

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

As a result of the material weakness in internal control over financial reporting described above, EnXnet management has concluded that, as of March 31, 2015, EnXnet’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

ITEM 9B. OTHER INFORMATION.

Not applicable.

Table of Contents	21

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	71	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	56	Chief Financial Officer, Chief Accounting Officer, Treasurer
Richard W Martel, Jr.	57	Director
Michael Jackson	58	Executive Vice President

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

Table of Contents	22

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley	2015	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2014	-0-	-0-	-0-	-0-	-0-

(1) There is a stock option plan for the benefit of the Company’s officers and directors. There is no pension, or profit sharing plan for the benefit of the Company’s officers and directors.

Employment Agreements

We do not have an employment agreement with our CEO, Mr. Corley.

Other Compensation

We may issue to our independent directors stock options and common stock as compensation as determined by the Board of directors.

Table of Contents	23

Stock option Plan

2001 Stock Option Plan

We adopted our 2001 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 1,590,000 stock options that are outstanding at March 31, 2015.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	200,000	—	200,000	$0.12	2017
Richard Martel, Jr.	200,000	—	200,000	$0.12	2017
Stephen Hoelscher	500,000	—	500,000	$0.12	2017
Michael Jackson	—	200,000	—	$0.25	2015
Michael Jackson	200,000	100,000	—	$0.50	2016

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	0	0	0	0	0	0	0
Richard Martel, Jr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2015:

Table of Contents	24

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,590,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,590,000	$0.12	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2013 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,293,948	15.77%
Steve Hoelscher (4)	840,760	1.58%
Richard W Martel, Jr. (5)	320,000	*
Michael Jackson (6)	798,800	1.51%
All directors and named executive officers as a group (5 persons)	10,253,508	19.09%

Other 5% or Greater Beneficial Owners	-0-	N/A

* Less than 1%.

(1)	Beneficial ownership is calculated based on 52,601,518 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.
(2)	The address for the directors and named executive officers is c/o EnXnet, Inc. 7450 S. Winston Ave, Tulsa, OK 74136
(3)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(4)	Includes 500,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(5)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(6)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.50 per share..

Table of Contents	25

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2015 and 2014, the CEO made additional unsecured advances totaling $10,000 and $23,000. During the years ended March 31, 2015 and 2014, the Company made payments on these advances of $-0- and $1,000. Also during the years ended March 31, 2015 and 2014, the Company converted $2,000 and $20,000 of the advances into notes payable. At March 31, 2015 and 2014, advances from the CEO were $10,000 and $2,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $662,455 and $642,555 as of March 31, 2015 and 2014 .During the year ended March 31, 2015 and 2014, the Company converted $20,000 and $36,900 advances from the CEO to notes payable. Accrued interest owed on these notes at March 31, 2015 and 2014 is $148,704 and $135,569. These notes and accrued interest are convertible into 15,664,622 and 14,880,388 shares of restricted common stock of the company.

At March 31, 2015 and 2014, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2015 and 2014 is $25,392 and $21,014. These notes and accrued interest are convertible into 2,990,982 and 2,921,896 shares of restricted common stock of the company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the year ended March 31, 2015 and 2014. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K and for the review of our quarterly financial statements included in our Quarterly reports on Form 10Q for the fiscal years ended March 31, 2015 and 2014 were $21,250 and $20,000.

Audit Related Fees

None.

Tax Related Fees

None.

All Other Fees

None.

Table of Contents	26

PART IV

ITEM 15. EXHIBITS.

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.
(2)	Filed herewith.
Table of Contents	27

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 14, 2015	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 14, 2015	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

July 14, 2015	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

July 14, 2015	/s/ Richard W. Martel
Richard W. Martel, Director

Table of Contents	28

 EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.
(2)	Filed herewith.

Table of Contents	29