Form 10-Q
period 2015-06-30
ENXNET INC
filed 2015-08-12
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

  OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 12, 2015, there were outstanding 52,601,518 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2015	March 31, 2015
CURRENT ASSETS
Cash	$14,280	$22,529
Restricted cash	115,000	115,000
Prepaid expenses	180	559
TOTAL CURRENT ASSETS	129,460	138,088

OTHER ASSETS
Deposits	1,137	1,137
TOTAL OTHER ASSETS	1,137	1,137
TOTAL ASSETS	$130,597	$139,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$576,585	$567,865
Advances from officer - related party	40,500	20,500
Advances from stockholder	31,000	31,000
Convertible notes payable - stockholders	310,000	325,000
Convertible notes payable - related parties	835,101	835,101
TOTAL CURRENT LIABILITIES	1,793,186	1,779,466

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 52,601,518 and 52,601,518 shares issued and outstanding	2,630	2,630
Additional paid-in capital	5,629,294	5,629,294
Accumulated deficit	(7,194,513)	(7,172,165)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,662,589)	(1,640,241)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$130,597	$139,225

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	1

 ENXNET, INC

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended
	June 30,
	2015	2014
EXPENSES
Consulting fees	$400	$600
Depreciation & amortization	—	518
Payroll	2,500	4,576
Professional services	6,500	7,783
Occupancy and office	2,839	3,782
Travel	913	565
Other	647	697
Total Expenses	13,799	18,521
LOSS FROM OPERATIONS	(13,799)	(18,521)
OTHER INCOME (EXPENSE)
Interest expense	(8,549)	(6,334)
NET LOSS	$(22,348)	$(24,855)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	52,601,518	49,673,436

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	2

 ENXNET, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,348)	$(24,855)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	—	518
Stock options expense	—	1,374
Changes in operating assets and liabilities:
Prepaid expenses	379	113
Accounts payable & accrued expenses	8,720	5,641
Net cash used in operating activities	(13,249)	(17,209)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	—	17,500
Proceeds from advances from officer and stockholders	5,000	—
Net cash provided by financing activities	5,000	17,500

NET INCREASE (DECREASE) IN CASH	(8,249)	291
CASH - Beginning of period	22,529	23,439
CASH - End of period	$14,280	$23,730

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS
Conversion of convertible notes payables-stockholders to Advances from officer - related party	$15,000	$—

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

ENXNET, INC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the three months ended June 30, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2015 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:
	June 30, 2015	March 31, 2015
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 33,222,750 common shares	664,455	664,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,850 common shares	10,396	10,396
Total notes payable-related party	$835,101	$835,101

Table of Contents	4

Convertible notes payable - stockholders consist of the following:
	June 30, 2015	March 31, 2015
7% convertible notes payable to stockholders, due March 16, 2017, convertible into a maximum of 5,250,000 common shares,	110,000	125,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$310,000	$325,000

In March 2015, the Company issued two conventional convertible notes in the aggregate amount of $125,000 to stockholders. A portion of the proceeds in the amount of $115,000 is restricted and to be used to obtain natural gas and petroleum properties. In connection with these notes, the Company issued 250,000 common shares valued in the amount of $4,250. During the quarter ended June 30, 2015, $15,000 of these notes were treated as being repaid. The Company’s CEO transferred a private partnership interest to one of the note holders and then contributed the $15,000 in a non-cash transaction back to the Company. The effect of the transaction was that Convertible Notes payable were reduced by $15,000 and Advances from officer – related party was increased by $15,000. These notes are convertible into 5,250,000 common stock shares and accrue interest at a 7% per year rate. A Black-Scholes valuation of the conversion feature was determined to have no value and therefore no liability for the conversion feature was recorded. These notes are due March 16, 2017, however, if suitable natural gas and petroleum properties are not located in the near term, the restricted cash will be used to pay off these notes. For this reason, the notes have been classified as current liabilities.

NOTE 4 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from a stockholder at June 30, 2015 and March 31, 2015 were $31,000 and $31,000, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the quarter ended June 30, 2015, and the year ended March 31, 2015, the CEO made additional unsecured advances totaling $5,000 and $10,000. During the year ended March 31, 2015, the Company converted $2,000 of the advances into notes payable. At June 30, 2015 and March 31, 2015, advances from the CEO were $30,000 and $10,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $664,455 and $664,455 as of June 30, 2015 and March 31, 2015. Accrued interest owed on these notes at June 30, 2015 and March 31, 2015 is $165,459 and $162,137. These notes and accrued interest are convertible into 35,020,464 and 34,854,350 shares of restricted common stock of the company.

At June 30, 2015 and March 31, 2015, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at June 30, 2015 and March 31, 2015 is $26,472 and $25,392. These notes and accrued interest are convertible into 3,008,018 and 2,990,982 shares of restricted common stock of the company.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

Table of Contents	5

A summary of the status of the Company’s stock options as of June 30, 2015 is presented below:

June 30, 2015
Options outstanding at beginning of year	2,590,000
Options granted	—
Options exercised	—
Options canceled	200,000
Options outstanding at end of year	2,390,000

The following table summarizes the information about the stock options as of June 30, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,590,000	2.06	$.12	1,590,000	$.12
.50	300,000	1.00	.50	300,000	.50
.15	500,000	1.41	.15	500,000	.15
$.12 - .50	2,390,000	1.79	$.17	2,390,000	$.17

Table of Contents	6

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

The Company currently can satisfy its current cash requirements for approximately 90 days and has a plan to raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and from additional borrowings. This plan should provide the additional necessary funds required to enable the Company to continue exploration and drilling program until the Company can generate enough cash flow from sales to sustain its operations.

The Company does not anticipate any significant cash requirements for the purchase of any facilities.

The Company currently has one part-time employee on the payroll. It is not anticipated that the Company will need to hire any additional employees at this time. Currently our employee and our unpaid CEO are used for the search of properties to lease.

Results of Operations – Three months ended June 30, 2015 and 2014.

The Company incurred operating expenses of $13,799 and $18,521 for the three months ended June 30, 2015 and 2014, a decrease of $4,722 or 26%. The decrease in operating expenses for the three months ended June 30, 2015 when compared to the three month period ended June 30, 2014 is attributed to an overall effort to control cost. The principal decrease was in payroll cost of $2,076 and professional fees of $1,283.

During the three months ended June 30, 2015 and 2014 we incurred interest expenses of $8,549 and $6,334, respectively.

During the three months ended June 30, 2015 and 2014 we incurred net losses of $22,348 and $24,855, respectively.

Liquidity and Capital Resources.

From inception through June 30, 2015, the Company has issued 52,601,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than cash and restricted cash. The Company has $14,280 of unrestricted cash and $115,000 of restricted cash as of June 30, 2015.

Table of Contents	7

The Company has incurred operating losses each year since its inception and has had a working capital deficit at June 30, 2015. At June 30, 2015 and March 31, 2015 the working capital deficit was $1,992,646 and $1,917,554, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2015 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Table of Contents	8

Level 1:	Quoted prices for identical assets or liabilities in active markets.
Level 2:	Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3:	Pricing inputs are unobservable for the assets and liabilities, including situations in which there is little to no market activity.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended June 30, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended June 30, 2015 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2015 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Table of Contents	9

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of August, 2015.

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