Form 10-Q
period 2015-12-31
ENXNET INC
filed 2016-01-27
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7450 S Winston Ave, Tulsa, OK 74136

(Address of principal executive offices & zip code)

(918) 494 - 6663

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 13, 2016, there were outstanding 54,201,518 shares of the registrant’s common stock, $0.00005 par value.

 PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	December 31, 2015	March 31, 2015
CURRENT ASSETS
Cash	$7,269	$22,529
Restricted cash	100,000	115,000
Prepaid expenses	—	559
TOTAL CURRENT ASSETS	107,269	138,088

OTHER ASSETS
Deposits	—	1,137
TOTAL OTHER ASSETS	—	1,137
TOTAL ASSETS	$107,269	$139,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$593,962	$567,865
Advances from officer - related party	10,500	20,500
Advances from stockholder	31,000	31,000
Convertible notes payable – stockholders	300,000	325,000
Convertible notes payable - related parties	875,101	835,101
TOTAL CURRENT LIABILITIES	1,810,563	1,779,466

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 54,201,518 and 52,601,518 shares issued and outstanding	2,710	2,630
Additional paid-in capital	5,647,714	5,629,294
Accumulated deficit	(7,253,718)	(7,172,165)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,703,294)	(1,640,241)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$107,269	$139,225

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	1

 ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2015	2014	2015	2014
REVENUES	$—	$—	$—	$—
COST OF SALES	—	—	—	—
Gross Profit	—	—	—	—
EXPENSES
Consulting fees	300	14,600	12,000	15,800
Depreciation & amortization	—	518	—	1,554
Payroll	9,000	1,900	13,000	8,963
Professional services	4,815	2,500	22,552	19,033
Occupancy	1,275	2,863	4,928	9,311
Travel	229	572	1,405	1,761
Other	507	467	1,957	1,611
Total Expenses	16,126	23,420	55,842	58,033
LOSS FROM OPERATIONS	(16,126)	(23,420)	(55,842)	(58,033)
OTHER INCOME (EXPENSE)
Interest expense	(8,614)	(6,445)	(25,711)	(19,186)
NET LOSS	$(24,740)	(29,865)	$(81,553)	$(77,219)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,136,301	50,641,083	53,027,545	50,041,326

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	2

 ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,553)	$(77,219)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	—	1,554
Common stock issued for services	18,500	14,000
Stock options expense	—	1,961
Changes in operating assets and liabilities:
Prepaid expenses	559	(478)
Accounts payable & accrued expenses	26,097	14,418
Net cash used in operating activities	(36,397)	(45,764)
CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	15,000	—
Deposit	1,137	—
Net cash provided by investing activities	16,137	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	—	35,000
Proceeds from note payable	—	2,584
Proceeds from advances from officer and stockholders	5,000	—
Net cash provided by financing activities	5,000	37,584

NET INCREASE (DECREASE) IN CASH	(15,260)	(8,180)
CASH - Beginning of period	22,529	23,439

CASH - End of period	$7,269	$15,259

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS
Conversion of convertible notes payables-stockholders to Advances from officer - related party	$25,000	$—
Conversion of Advances from officer – related party to Convertible notes payable - related party	$40,000	$2,000
Advances from stockholders converted into notes payables related parties	—	$1,400

The accompanying notes are an integral part of these unaudited financial statements.

Table of Contents	3

 ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the Nine months ended December 31, 2015 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2015 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:
	December 31, 2015	March 31, 2015
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 35,222,750 common shares	704,455	664,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,850 common shares	10,396	10,396
Total notes payable-related party	$875,101	$835,101

Convertible notes payable - stockholders consist of the following:
	December 31, 2015	March 31, 2015
7% convertible notes payable to stockholders, due March 16, 2017, convertible into a maximum of 5,000,000 common shares,	100,000	125,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$300,000	$325,000

Table of Contents	4

In March 2015, the Company issued two conventional convertible notes in the aggregate amount of $125,000 to stockholders. A portion of the proceeds in the amount of $100,000   is restricted and to be used to obtain natural gas and petroleum properties. In connection with these notes, the Company issued 250,000 common shares valued in the amount of $4,250. During the Nine months ended December 31, 2015, $25,000 of these notes were treated as being repaid. The Company’s CEO transferred a private partnership interest to one of the note holders and then contributed the $25,000 in a non-cash transaction back to the Company. The effect of the transaction was that Convertible Notes payable were reduced by $25,000 and Advances from officer – related party was increased by $25,000. These notes are convertible into 5,000,000 common stock shares and accrue interest at a 7% per year rate. A beneficial conversion feature was determined to have no value and therefore no liability for the conversion feature was recorded. These notes are due March 16, 2017, however, if suitable natural gas and petroleum properties are not located in the near term, the restricted cash will be used to pay off these notes. For this reason, the notes have been classified as current liabilities.

NOTE 4 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from a stockholder at December 31, 2015 and March 31, 2015 were $31,000 and $31,000, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the Nine months ended December 31, 2015, and the year ended March 31, 2015, the CEO made additional unsecured advances totaling $5,000 and $10,000. During the year ended March 31, 2015, the Company converted $2,000 of the advances into notes payable. During the nine months ended December 31, 2015, the Company converted $40,000 of the advances into notes payable. At December 31, 2015 and March 31, 2015, advances from the CEO were $-0- and $10,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $704,455 and $664,455 as of December 31, 2015 and March 31, 2015. Accrued interest owed on these notes at December 31, 2015 and March 31, 2015 is $172,170 and $162,137. These notes and accrued interest are convertible into 37,356,025 and 34,854,350 shares of restricted common stock of the company.

At December 31, 2015 and March 31, 2015, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at December 31, 2015 and March 31, 2015 is $29,056 and $25,392. These notes and accrued interest are convertible into 3,047,399 and 2,990,982 shares of restricted common stock of the company.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of December 31, 2015 is presented below:

December 31, 2015
Options outstanding at beginning of year	2,590,000
Options granted	—
Options exercised	—
Options expired	200,000
Options outstanding at end of year	2,390,000

Table of Contents	5

The following table summarizes the information about the stock options as of December 31, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,590,000	1.55	$.12	1,590,000	$.12
.50	300,000	.50	.50	300,000	.50
.15	500,000	.90	.15	500,000	.15
$.12 - .50	2,390,000	1.28	$.17	2,390,000	$.17

NOTE 6 - COMMON STOCK

The Company issued 1,600,000 of common shares during the Nine months ended December 31, 2015 for services valued at $18,500.

NOTE 7 - SUBSIDIARY – EnXnet Energy Company, LLC.

EnXnet Energy Company LLC was organized in the State of Colorado on August 7, 2015 and is a wholly owned subsidiary of the Company. The subsidiary had no assets, liabilities or operations as of December 31, 2015.

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

Results of Operations – Three months ended December 31, 2015 and 2014.

The Company incurred operating expenses of $16,126 and $23,420 for the three months ended December 31, 2015 and 2014, a decrease of $7,294 or 31%. The decrease in operating expenses for the three months ended December 31, 2015 when compared to the three month period ended December 31, 2014 is attributed to the following decreases and increases:

•	The value of common stock issued in the prior period valued at $11,000 to consultants working on locating potential oil and gas prospects for our Company.
•	The value of common stock issued in the current period valued at $7,500 to a member of the board of directors and our CFO for services rendered in the current period.

During the three months ended December 31, 2015 and 2014 we incurred interest expenses of $8,614 and $6,445, respectively.

During the three months ended December 31, 2015 and 2014 we incurred net losses of $24,740 and $29,865, respectively.

Table of Contents	7

Results of Operations – Nine months ended December 31, 2015 and 2014.

The Company incurred operating expenses of $55,842 and $58,033 for the nine months ended December 31, 2015 and 2014, a decrease of $2,191 or 4%. The decrease in operating expenses for the nine months ended December 31, 2015 when compared to the nine month period ended December 31, 2014 is attributed to an overall effort to control cost.

During the nine months ended December 31, 2015 and 2014 we incurred interest expenses of $25,711 and $19,186, respectively

During the nine months ended December 31, 2015 and 2014 we incurred net losses of $81,553 and $77,219, respectively.

Liquidity and Capital Resources.

From inception through December 31, 2015, the Company has issued 54,201,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than cash and restricted cash. The Company has $7,269 of unrestricted cash and $100,000 of restricted cash as of December 31, 2015.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2015. At December 31, 2015 and March 31, 2015 the working capital deficit was $1,703,294 and $1,641,378, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2015 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended December 31, 2015 and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Table of Contents	9

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the Nine months ended December 31, 2015 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2015 Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS.

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Table of Contents	11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following are included herein: The following are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Table of Contents	12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of January 2016.

ENXNET, INC.
(the “Registrant”)

BY:	RYAN CORLEY
Ryan Corley
President, Principal Executive Officer and a member of the Board of Directors

BY:	STEPHEN HOELSCHER
Stephen Hoelscher
Principal Financial Officer and Principal Accounting Officer

Table of Contents	13

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Table of Contents	14