Form 10-K
period 2016-03-31
ENXNET INC
filed 2016-07-01
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was $446,468.

On June 29, 2016, the registrant had 54,201,518 shares of common outstanding.

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

ITEM 1. BUSINESS.

Overview

EnXnet, Inc. was formed under the laws of the State of Oklahoma on March 30, 1999. On August 7, 2015, the Company incorporated EnXnet Energy Company LLC. in the State of Colorado as a wholly owned subsidiary. EnXnet Inc. and its wholly owned subsidiary, EnXnet Energy Company, LLC. (“the Company”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company has leased property in Colorado and is currently searching for additional opportunities in the natural gas and petroleum industry. Our initial goal has been to lease the mineral rights of acreage that has a high likelihood of becoming a producing property. We will require additional funding to drill and complete a producing natural gas and petroleum well.

Products and Services

Natural gas and petroleum Industry

The Company is searching for opportunities in the natural gas and petroleum industry. Our initial goal is to lease the mineral rights of acreage that has a high likelihood of becoming a producing property. We have leased a total of 4,250 acres of mineral rights in Colorado. We will require additional funding to drill and complete a producing natural gas and petroleum well.

Legacy Products

Table of Contents	1

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

Marketing

The Company is attempting to license Thin Disc technology, Security Tags, and Tap ‘n Go to other companies or manufacturers.

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

Table of Contents	2

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

Company’s Office

The Company’s offices and technology center are located at 7450 S. Winston Ave, Tulsa, OK 74136 and its telephone number is (918) 494-6663.

Employees

The Company has no full-time employee and two consultants. The president and CEO of the Company is not receiving or accruing a salary at this time.

Table of Contents	3

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

	High	Low
Period from January 1, 2016 to March 31, 2016	$0.015	$0.004
Period from October 1, 2015 to December 31, 2015	$0.017	$0.002
Period from July 1, 2015 to September 30, 2015	$0.018	$0.007
Period from April 1, 2015 to June 30, 2015	$0.016	$0.007
Period from January 1, 2015 to March 31, 2015	$0.069	$0.008
Period from October 1, 2014 to December 31, 2014	$0.027	$0.006
Period from July 1, 2014 to September 30, 2014	$0.042	$0.029
Period from April 1, 2014 to June 30, 2014	$0.050	$0.020

Holders

There were approximately 120 stockholders of record of the Common Stock as of June 29, 2016. This does not reflect those shares held beneficially or in “street” name.

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

Recent Sales of Unregistered Securities

None

Table of Contents	5

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

Results of Operations

Year Ended March 31, 2016 Compared to Year Ended March 31, 2015.

Revenues

We had no revenues from operations for the years ended March 31, 2016 and 2015. At the present time we are focusing our efforts on searching for an opportunity in the natural gas and petroleum industry.

Operating Expenses

The Company incurred operating expenses for the years ended March 31, 2016 and 2015 of $63,949 and $102,146. The decrease in operating expenses was $38,197 or (37.4%). Expense categories changed from year to year as follows:

·	Impairment expense decreased by $35,706
·	Professional services expense increased by $3,761
·	Occupancy and office expense decreased by $5,726
·	All other expense categories decreased by $526

Impairment expense decreased by $35,706 as we wrote off the rights to the TAC Unit during the previous year.

Table of Contents	6

Professional services expense increased for the year ended March 31, 2016 by $3,761 from the previous year. The increase is attributed to a higher amount paid for EDGAR conversion services in the current year.

Occupancy and office expense decreased for the year ended March 31, 2016 by $5,726 from the previous year. This decrease is attributed to the Company utilizing office space provided by our CEO at no cost. In the prior year we had leased office space and did not renew the lease for the current year.

We incurred net losses for the years ended March 31, 2016 and 2015 of $98,476 and $132,703, respectively.

Liquidity and Capital Resources

The Company from inception through June 4, 2016 has issued 54,201,518 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the mineral lease properties, the patent for the TAC Unit, ThinDisc, the Optical Disc, DSTag, and the Antenna patents. The Company has $78,979 in cash as of March 31, 2016, of which $54,371 is restricted for use in natural gas and petroleum exploration.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2016 and 2015. The working capital deficit at March 31, 2016 and 2015 was $1,740,325 and $1,641,378, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2016 and 2015 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets as of March 31, 2016 and 2015 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

EnXnet, Inc.

Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of EnXnet, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2016 and 2015 and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for the years ended March 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. and its subsidiary as of March 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

June 30, 2016

Table of Contents	F-1

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash	$24,608	$22,529
Restricted cash	54,371	115,000
Prepaid expenses	-	559
TOTAL CURRENT ASSETS	78,979	138,088
OTHER ASSETS
Mineral rights, unproven	20,108	-
Deposits	-	1,137
TOTAL OTHER ASSETS	20,108	1,137
TOTAL ASSETS	$99,087	$139,225

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$602,703	$567,865
Advances from officer - related party	10,500	20,500
Advances from stockholder	31,000	31,000
Convertible notes payable	300,000	325,000
Convertible notes payable - related party	875,101	835,101
TOTAL CURRENT LIABILITIES	1,819,304	1,779,466

STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 54,201,518 and 52,601,518 shares issued and outstanding	2,710	2,630
Additional paid-in capital	5,647,714	5,629,294
Accumulated deficit	(7,270,641)	(7,172,165)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,720,217)	(1,640,241)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$99,087	$139,225

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-2

ENXNET, INC

CONSOLIDATED STATEMENTS OF EXPENSES

	For the Years Ended
	March 31,
	2016	2015

EXPENSES
Consulting fees	$12,300	$14,200
Impairment	-	35,706
Payroll	14,500	12,763
Professional services	27,329	23,568
Occupancy and office	6,203	11,929
Travel	1,491	1,922
Other	2,126	2,058
Total Expenses	63,949	102,146
LOSS FROM OPERATIONS	(63,949)	(102,146)
OTHER EXPENSE
Interest expense	(34,527)	(30,557)
NET LOSS	$(98,476)	$(132,703)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	53,426,450	50,727,902

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-3

ENXNET, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2016 and March 31, 2015

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2014	49,651,518	$2,483	$5,576,230	$(7,039,462)	$(100,000)	$(1,560,749)
Common stock issued for:
Cash	700,000	35	34,965	-	-	35,000
Services	2,000,000	100	11,900	-	-	12,000
Debt issuance cost	250,000	12	4,238	-	-	4,250
Stock options issued	-	-	1,961	-	-	1,961
Net loss	-	-	-	(132,703)	-	(132,703)
Balance, March 31, 2015	52,601,518	2,630	5,629,294	(7,172,165)	(100,000)	(1,640,241)
Common stock issued for:
Services	1,600,000	80	18,420	-	-	18,500
Net loss	-	-	-	(98,476)	-	(98,476)
Balance, March 31, 2016	54,201,518	$2,710	$5,647,714	$(7,270,641)	$(100,000)	$(1,720,217)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-4

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,476)	$(132,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment expense	-	35,706
Common stock issued for services	18,500	12,000
Stock options issued	-	1,961
Debt issuance cost	-	4,250
Changes in operating assets and liabilities:
Prepaid expenses	559	(15)
Accounts payable & accrued expenses	34,838	20,308
Net cash used in operating activities	(44,579)	(58,493)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	60,629	(115,000)
Mineral rights, unproven	(20,108)
Deposit	1,137	-
Net cash provided by investing activities	41,658	(115,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sales	-	35,000
Proceeds from note payable	-	125,000
Proceeds from related party	-	2,583
Proceeds from advances from officer and stockholder	5,000	10,000
Net cash provided by financing activities	5,000	172,583
NET INCREASE (DECREASE) IN CASH	2,079	(910)
CASH - Beginning of period	22,529	23,439
CASH - End of period	$24,608	$22,529
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of convertible notes payables-stockholders to Advances from officer-related party	$25,000	$-
Conversion of advances from officer-related party to convertible notes payable-related party	$40,000	$2,000
Advances from stockholders converted into notes payables-related party	$-	$1,400

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	F-5

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2016 and 2015

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

EnXnet, Inc. (“we”, “our”, the “Company”) was formed in Oklahoma on March 30, 1999. On August 7, 2015, the Company incorporated EnXnet Energy Company LLC. in the State of Colorado as a wholly owned subsidiary. EnXnet Inc. and its wholly owned subsidiary, EnXnet Energy Company, LLC. (“the Company”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company has leased property in Colorado and is currently searching for additional opportunities in the natural gas and petroleum industry. Our initial goal has been to lease the mineral rights of acreage that has a high likelihood of becoming a producing property. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

Depreciation expenses included in operating expenses for the years ended March 31, 2016 and 2015 were $-0- and $-0-, respectively.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. As of March 31, 2016 and 2015, the Company recognized $-0- and $35,706 of impairment expense.

Table of Contents	F-6

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2016 and 2015

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

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation and ASC 505, Equity Based Payments to Non-Employees, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended March 31, 2016 and 2015 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statements presentation.

Table of Contents	F-7

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2016 and 2015

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiaries, unless the context otherwise requires.

NOTE 3 – MINERAL RIGHTS

In February 2016, the Company paid $20,108 to lease 960 acres in the Rocky Mountain range located in the state of Colorado for a 1-year term. The Company will need to initiate drilling on this property during the 1-year lease term to continue the lease on the property. Annually, the mineral rights are tested for impairment.

In May 2016, the Company paid $8,510 to lease an additional 3,290 acres in the Rocky Mountain range located in the state of Colorado for a 1-year term. The Company will need to initiate drilling on this property during the 1-year lease term to continue the lease on the property.

NOTE 4 – INCOME TAXES

At March 31, 2016 and 2015, the Company had net deferred tax assets of approximately $967,000 and $940,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2016 and 2015. At March 31, 2016, the Company has net operating loss carry forwards totaling approximately $2,844,000 which will begin to expire in the year 2020.

Income tax provision (benefit) for the years ended March 31, 2016 and 2015 is summarized below:

	2016	2015
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(27,000)	(40,000)
State	-	-
Total deferred	(27,000)	(40,000)
Increase in valuation allowance	27,000	40,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2016	2015
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	-%	-%
Effect of net operating loss	(34.0%)	(34.0%)
	-%	-%

Table of Contents	F-8

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2016 and 2015

Components of the net deferred income tax assets at March 31, 2016 and 2015 were as follows:

	2016	2015
Net operating loss carryover	$967,000	$940,000
Valuation allowance	(967,000)	(940,000)
	$-	$-

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $967,000 and $940,000 allowance at March 31, 2016 and 2015, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $27,000.

As of March 31, 2016, we have a net operating loss carry forward of approximately $2,844,000. The loss will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2020 through 2036.

The Company has identified its “major” tax jurisdictions to include the U.S. government. The Company's fiscal 2013 through 2015 federal tax returns remain open by statute.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:	March 31,
	2016	2015
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 35,222,734 common shares	704,455	664,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,850 common shares	10,396	10,396
Total notes payable-related party	$875,101	$835,101

Convertible notes payable consist of the following:	March 31,
	2016	2015
7% convertible notes payable to stockholders, due March 16, 2017, convertible into a maximum of 5,000,000 common shares,	100,000	125,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$300,000	$325,000

Table of Contents	F-9

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2016 and 2015

In March 2015, the Company issued two conventional convertible notes in the aggregate amount of $125,000 to stockholders. A portion of the proceeds in the amount of $100,000 is restricted and to be used to obtain natural gas and petroleum properties. In connection with these notes, the Company issued 250,000 common shares valued in the amount of $4,250. During the year ended March 31, 2016, $25,000 of these notes were treated as being repaid. Also during the years ended March 31, 2016 and 2015, the Company converted $40,000 and $2,000 of the advances into notes payable, respectively. The Company’s CEO transferred a private partnership interest to one of the note holders and then contributed the $25,000 in a non-cash transaction back to the Company. The effect of the transaction was that Convertible Notes payable were reduced by $25,000 and Advances from officer – related party was increased by $25,000. These notes are convertible into 5,000,000 common stock shares and accrue interest at a 7% per year rate. The Company determined that the notes did not contain a beneficial conversion feature. These notes are due March 16, 2017, however, if suitable natural gas and petroleum properties are not located in the near term, the restricted cash will be used to pay off these notes. For this reason, the notes have been classified as current liabilities.

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

NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from two stockholders at March 31, 2016 and 2015 were $31,000 and $31,000, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2016 and 2015, the CEO made additional unsecured advances totaling $5,000 and $10,000, respectively. During the years ended March 31, 2016 and 2015, the Company made payments on these advances of $-0- and $-0-, respectively. Also during the years ended March 31, 2016 and 2015, the Company converted $40,000 and $2,000 of the advances into notes payable, respectively. At March 31, 2016 and 2015, advances from the CEO were $-0- and $10,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $704,455 and $664,455 as of March 31, 2016 and 2015, respectively. Accrued interest owed on these notes at March 31, 2016 and 2015 amounted to $175,759 and $162,137, respectively. These notes and accrued interest are convertible into 37,535,471 and 34,854,350 shares of restricted common stock of the Company, respectively.

At March 31, 2016 and 2015, advances from the entity controlled by the CEO were $10,500 and $10,500, respectively, and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at March 31, 2016 and 2015 amounted to $29,711 and $25,392, respectively. These notes and accrued interest are convertible into 3,059,127 and 2,990,982 shares of restricted common stock of the Company, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

Table of Contents	F-10

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2016 and 2015

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 250,000 common shares with the issuance of two notes payable in the aggregate of $125,000 during the year ended March 31, 2015. The Company recorded debt issuance cost of $4,250.

The Company sold 700,000 common shares during the year ended March 31, 2015 cash of $35,000.

The Company issued 1,600,000 and 2,000,000 common shares during the years ended March 31, 2016 and 2015 for services valued at $18,500 and $12,000, respectively. Of these shares, 500,000 and -0-, respectively were issued to the CFO and to a director.

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of March 31, 2016 and 2015 is presented below:

	2016	2015
Options outstanding at beginning of year	2,590,000	3,290,000
Options granted	-	-
Options exercised	-	-
Options canceled/expired	(200,000)	(700,000)
Options outstanding at end of year	2,390,000	2,590,000

The following table summarizes the information about the stock options as of March 31, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$0.12	1,590,000	1.30	1,590,000
0.15	500,000	0.65	500,000
0. 50	300,000	0.25	300,000
$0.12 – 0.50	2,390,000	1.03	2,390,000

The following table summarizes the information about the stock options as of March 31, 2015:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$0.12	1,590,000	2.30	1,590,000
0.15	500,000	1.65	500,000
0. 50	300.000	1.25	200,000
0.25	200,000	0.25	-
$0.12 – 0.50	2,590,000	3.18	2,290,000

Table of Contents	F-11

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

During the evaluation of disclosure controls and procedures as of March 31, 2016, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures. As a result of the material weakness identified, management concluded that EnXnet’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, EnXnet believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, EnXnet’s financial condition as of March 31, 2016 and 2015, and the results of its operations and cash flows for the years ended March 31, 2016 and 2015, in conformity with United States generally accepted accounting principles (GAAP).

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

Table of Contents	20

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

EnXnet’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, EnXnet management has concluded that, as of March 31, 2016, EnXnet’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

Table of Contents	21

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, EnXnet internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	72	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	57	Chief Financial Officer, Chief Accounting Officer, Treasurer
Richard W Martel, Jr.	58	Director
Michael Jackson	59	Executive Vice President

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 35 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. Mr. Hoelscher will continue his work with EnXnet and Mastadon and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Table of Contents	22

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

Table of Contents	23

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley	2016	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2015	-0-	-0-	-0-	-0-	-0-

(1) There is a stock option plan for the benefit of the Company’s officers and directors. There is no pension, or profit sharing plan for the benefit of the Company’s officers and directors.

Employment Agreements

We do not have an employment agreement with our CEO, Mr. Corley.

Other Compensation

We may issue to our independent directors stock options and common stock as compensation as determined by the Board of directors.

Table of Contents	24

Stock option Plan

2002 Stock Option Plan

We adopted our 2002 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 1,590,000 stock options under this plan that are outstanding at March 31, 2016.

The plan is administered by our board of directors, which selects the eligible persons to whom options or stock awards shall be granted, determines the number of shares subject to each option or stock award, the exercise price therefore and the periods during which options are exercisable, interprets the provisions of the plan and, subject to certain limitations, may amend the plan. Each option or stock award granted under the plan shall be evidenced by a written agreement between us and the option.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	200,000	-	200,000	$0.12	2017
Richard Martel, Jr.	200,000	-	200,000	$0.12	2017
Stephen Hoelscher	500,000	-	500,000	$0.12	2017
Michael Jackson	300,000	-	-	$0.50	2016

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	0	0	0	0	0	0	0
Richard Martel, Jr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2016:

Table of Contents	25

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,590,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,590,000	$0.12	-0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2016 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,293,948	15.30%
Steve Hoelscher (4)	1,140,760	2.10%
Richard W Martel, Jr. (5)	520,000.96%
Michael Jackson (6)	898,800	1.66%
All directors and named executive officers as a group (5 persons)	10,853,508	20.02%

Other 5% or Greater Beneficial Owners	-0-	N/A

* Less than 1%.

(1)	Beneficial ownership is calculated based on 54,201,518 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.
(2)	The address for the directors and named executive officers is c/o EnXnet, Inc. 7450 S. Winston Ave, Tulsa, OK 74136
(3)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(4)	Includes 500,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(5)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(6)	Includes 300,000 shares of common stock issuable upon the exercise of options at an average price of $.50 per share.

Table of Contents	26

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2016 and 2015, the CEO made additional unsecured advances totaling $5,000 and $10,000. During the years ended March 31, 2016 and 2015, the Company made payments on these advances of $-0- and $-0-. Also during the years ended March 31, 2016 and 2015, the Company converted $40,000 and $2,000 of the advances into notes payable. At March 31, 2016 and 2015, advances from the CEO were $-0- and $10,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $704,455 and $664,455 as of March 31, 2016 and 2015. During the years ended March 31, 2016 and 2015, the Company converted $40,000 and $2,000, respectively, advances from the CEO to notes payable. Accrued interest owed on these notes at March 31, 2016 and 2015 is $175,759 and $162,137. These notes and accrued interest are convertible into 37,535,471 and 34,854,350 shares of restricted common stock of the company.

At March 31, 2016 and 2015, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250. Accrued interest owed on these notes at March 31, 2016 and 2015 is $29,711 and $25,392, respectively. These notes and accrued interest are convertible into 3,059,127 and 2,990,982 shares of restricted common stock of the company, respectively.

During the year ended March 31, 2016, the Company issued 300,000 shares of stock to the CFO valued at $4,500 and 200,000 shares of common stock to a director valued at $3,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the years ended March 31, 2016 and 2015. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K and for the review of our quarterly financial statements included in our Quarterly reports on Form 10Q for the fiscal years ended March 31, 2016 and 2015 were $20,600 and $18,750, respectively.

Audit Related Fees

None.

Tax Related Fees

None.

All Other Fees

None.

Table of Contents	27

PART IV

ITEM 15. EXHIBITS.

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2) Filed herewith.

Table of Contents	28

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 30, 2016	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 30, 2016	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 30, 2016	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 30, 2016	/s/ Richard W. Martel
Richard W. Martel, Director

Table of Contents	29

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1) Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2) Filed herewith.

Table of Contents	30