Form 10-Q
period 2016-09-30
ENXNET INC
filed 2016-11-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2016, there were outstanding 54,401,518 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2016	March 31, 2016
CURRENT ASSETS
Cash	$9,394	$24,608
Restricted cash	80,316	54,371
TOTAL CURRENT ASSETS	89,710	78,979

OTHER ASSETS
Mineral rights, unproven	42,862	20,108
TOTAL OTHER ASSETS	42,862	20,108
TOTAL ASSETS	$132,572	$99,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$618,939	$602,703
Advances from officer - related party	10,500	10,500
Advances from stockholder	31,000	31,000
Convertible notes payable - stockholders	300,000	300,000
Convertible notes payable - related parties	885,101	875,101
TOTAL CURRENT LIABILITIES	1,845,540	1,819,304
LONG TERM LIABILITIES
Convertible notes payable - stockholders	50,000	—
TOTAL LONG TERM LIABILITIES	50,000	—
TOTAL LIABILITIES	1,895,540	1,819,304
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 54,401,518 and 54,201,518 shares issued and outstanding as of September 30, 2016 and March 31, 2016, respectively	2,720	2,710
Additional paid-in capital	5,649,704	5,647,714
Accumulated deficit	(7,315,392)	(7,270,641)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,762,968)	(1,720,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$135,572	$99,087

The accompanying notes are an integral part of these unaudited financial statements.

Table Of Contents	1

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six months Ended
	September 30,		September 30,
	2016	2015	2016	2015
EXPENSES
Consulting fees	$200	$11,300	$1,150	$11,700
Payroll	1,500	1,500	3,000	4,000
Professional services	5,937	11,237	18,193	17,737
Occupancy and office	1,293	814	2,558	3,653
Travel	145	263	276	1,176
Other	507	803	1,091	1,450
Total Expenses	9,582	25,917	26,268	39,716
LOSS FROM OPERATIONS	(9,582)	(25,917)	(26,268)	(39,716)
OTHER INCOME (EXPENSE)
Interest expense	(10,477)	(8,548)	(18,483)	(17,097)
NET LOSS	$(20,059)	$(34,465)	$(44,751)	$(56,813)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,308,040	53,186,301	54,255,070	52,640,696

The accompanying notes are an integral part of these unaudited financial statements.

Table Of Contents	2

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,751)	$(56,813)
Adjustments to reconcile net loss to net cash used by operations:
Debt issuance cost	2,000	—
Common stock issued for services	—	11,000
Changes in operating assets and liabilities:
Prepaid expenses	—	523
Accounts payable & accrued expenses	16,236	17,283
Net cash used in operating activities	(26,515)	(28,007)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	(25,945)	15,000
Deposit		1,137
Mineral rights, unproven	(22,754)	—
Net cash provided by investing activities	(48,699)	16,137

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable from stockholders	50,000	—
Proceeds from advances from officer and stockholders	10,000	5,000
Net cash provided by financing activities	60,000	5,000

NET INCREASE (DECREASE) IN CASH	(15,214)	(6,870)
CASH - Beginning of period	24,608	22,529
CASH - End of period	$9,394	$15,659

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS
Conversion of Advances from officer to convertible notes-stockholder - related party	$10,000	$—
Conversion of convertible notes-stockholder - related party to Advances from officer	$—	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

Table Of Contents	3

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the six months ended September 30, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2016 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:
	September 30, 2016	March 31, 2016
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 35,722,734 and 35,222,734 common shares, respectively	714,455	704,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,850 common shares	10,396	10,396
Total notes payable-related party	$885,101	$875,101

Convertible notes payable consist of the following:
	September 30, 2016	March 31, 2016
7% convertible notes payable to stockholders, due August 12, 2018 convertible into a maximum of 250,000 common shares,	50,000	-
7% convertible notes payable to stockholders, due March 16, 2017, convertible into a maximum of 500,000 common shares,	100,000	100,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$350,000	$300,000

Table Of Contents	4

NOTE 4 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from a stockholder at September 30, 2016 and March 31, 2016 were $31,000 and $31,000, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the quarter ended September 30, 2016 and the year ended March 31, 2016, respectively, the CEO made additional unsecured advances totaling $10,000 and $5,000. Also during the six months ended September 30, 2016, the Company converted $10,000 of the advances into notes payable. At September 30, 2016 and March 31, 2016, respectively, advances from the CEO were $-0- and $-0- respectively.

The Company has notes payable to the CEO in the aggregate amount of $714,455 and $704,455 as of September 30, 2016 and March 31, 2016, respectively. Accrued interest owed on these notes at September 30, 2016 and March 31, 2016 is $183,037 and $175,759, respectively. These notes and accrued interest are convertible into 38,399,365 and 37,535,471 shares of restricted common stock of the company.

At September 30, 2016 and March 31, 2016, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at September 30, 2016 and March 31, 2016 is $31,870 and $29,711, respectively. These notes and accrued interest are convertible into 3,093,200 and 3,059,127 shares of restricted common stock of the company.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of September 30, 2016 is presented below:

September 30, 2016
Options outstanding at beginning of year	2,390,000
Options granted	-
Options exercised	-
Options canceled	300,000
Options outstanding at end of year	2,090,000

The following table summarizes the information about the stock options as of September 30, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,590,000	0.80	$.12	1,590,000	$.12
.15	500,000	0.15	.15	500,000.15
$.12 - .15	2,090,000	0.64	.13	2,090,000.13

NOTE 6 – COMMON STOCK

The Company issued 200,000 common shares with the issuance of a note payable in the aggregate of $50,000 during the quarter ended September 30, 2016. The Company recorded debt issuance cost of $2,000.

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

EnXnet, Inc. was formed under the laws of the State of Oklahoma on March 30, 1999. On November 7, 2015, the Company incorporated EnXnet Energy Company LLC. in the State of Colorado as a wholly owned subsidiary. EnXnet Inc. and its wholly owned subsidiary, EnXnet Energy Company, LLC. (“the Company”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company has leased property in Colorado and is currently searching for additional opportunities in the natural gas and petroleum industry. Our initial goal has been to lease the mineral rights of acreage that has a high likelihood of becoming a producing property. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

Results of Operations:

Three months ended September 30, 2016 and 2015.

The Company incurred operating expenses of $9,582 and $25,917 for the three months ended September 30, 2016 and 2015, respectively, a decrease of $16,335 or 63%. The decrease in operating expenses for the three months ended September 30, 2016 when compared to the three month period ended September 30, 2015 is attributed to a decrease of $11,100 in consulting fees associated with our oil and gas operations and a decrease in professional services from our auditors and SEC reporting service.

During the three months ended September 30, 2016 and 2015 we incurred interest expenses of $10,477 and $8,548, respectively.

During the three months ended September 30, 2016 and 2015 we incurred net losses of $20,059 and $34,465, respectively.

Table Of Contents	6

Six months ended September 30, 2016 and 2015.

The Company incurred operating expenses of $26,268 and $39,716 for the six months ended September 30, 2016 and 2015, respectively, a decrease of $13,448 or 34%. The decrease in operating expenses for the six months ended September 30, 2016 when compared to the six month period ended September 30, 2015 is attributed to a decrease of $10,550 in consulting fees associated with our oil and gas operations.

During the six months ended September 30, 2016 and 2015 we incurred interest expenses of $18,483 and $17,097, respectively.

During the six months ended September 30, 2016 and 2015 we incurred net losses of $44,751 and $56,813, respectively.

Liquidity and Capital Resources.

From inception through September 30, 2016, the Company has issued 54,401,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than cash and restricted cash. The Company has $9,394 of unrestricted cash and $80,316 of restricted cash as of September 30, 2016.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at September 30, 2016. At September 30, 2016 and March 31, 2016 the working capital deficit was $1,755,,830 and $1,740,325, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2016 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of six months or less.

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

Table Of Contents	7

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended September 30, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Table Of Contents	8

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended September 30, 2016 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2016 Annual Report on Form 10-K.

Table Of Contents	9

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CURRENT TRADING MARKET FOR THE COMPANY’S SECURITIES.

Currently the Company’s stock is traded under the symbol “EXNT” on the OTC Pink. There can be no assurance that an active or regular trading market for the common stock will develop or that, if developed, will be sustained. Various factors, such as operating results, changes in laws, rules or regulations, general market fluctuations, changes in financial estimates by securities analysts and other factors may have a significant impact on the market of the Company securities. The market price for the securities of public companies often experience wide fluctuations that are not necessarily related to the operating performance of such public companies such as high interest rates or impact of overseas markets.

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

ITEM 1A. RISK FACTORS.

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Table Of Contents	10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following are included herein: The following are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	5/22/00	3.1

3.2	First Amendment to Articles of Incorporation.	10-SB	5/22/00	3.2

3.3	Second Amendment to Articles of Incorporation.	10-SB	5/22/00	3.3

3.4	Bylaws.	10-SB	5/22/00	3.4

10.1	Sub-License Agreement with Ryan Corley as Nominee.	10-SB	5/22/00	10.1

10.2	License agreement for Clear Video.	10-SB	5/22/00	10.2

10.3	License agreement for Clear Video – addendum.	10-SB	5/22/00	10.3

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

Table Of Contents	11

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2016.

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