Form 10-Q
period 2016-12-31
ENXNET INC
filed 2017-02-09
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 08, 2017, there were outstanding 54,401,518 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	December 31, 2016	March 31, 2016
CURRENT ASSETS
Cash	$10,539	$24,608
Restricted cash	65,545	54,371
TOTAL CURRENT ASSETS	76,084	78,979

OTHER ASSETS
Mineral rights, unproven	53,633	20,108
TOTAL OTHER ASSETS	53,633	20,108
TOTAL ASSETS	$129,717	$99,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$627,928	$602,703
Advances from officer - related party	15,500	10,500
Advances from stockholder	31,000	31,000
Convertible notes payable - stockholders	300,000	300,000
Convertible notes payable - related parties	885,101	875,101
TOTAL CURRENT LIABILITIES	1,859,529	1,819,304
LONG TERM LIABILITIES
Convertible notes payable - stockholders	50,000	—
TOTAL LONG TERM LIABILITIES	50,000	—
TOTAL LIABILITIES	1,909,529	1,819,304
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 54,401,518 and 54,201,518 shares issued and outstanding as of December 31, 2016, and March 31, 2016, respectively	2,720	2,710
Additional paid-in capital	5,649,704	5,647,714
Accumulated deficit	(7,332,236)	(7,270,641)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,779,812)	(1,720,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,717	$99,087

The accompanying notes are an integral part of these unaudited financial statements.

Table Of Contents	1

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
EXPENSES
Consulting fees	$300	$300	$1,450	$12,000
Payroll	1,500	9,000	4,500	13,000
Professional services	4,650	4,815	22,843	22,552
Occupancy and office	936	1,275	3,494	4,928
Travel	149	229	425	1,405
Other	532	507	1,623	1,957
Total Expenses	8,067	16,126	34,335	55,842
LOSS FROM OPERATIONS	(8,067)	(16,126)	(34,335)	(55,842)
OTHER INCOME (EXPENSE)
Interest expense	(8,777)	(8,614)	(27,260)	(25,711)
NET LOSS	$(16,844)	(24,740)	$(61,595)	$(81,553)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,401,518	53,136,301	54,293,977	53,027,545

The accompanying notes are an integral part of these unaudited financial statements.

Table Of Contents	2

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,595)	$(81,553)
Adjustments to reconcile net loss to net cash used by operations:
Debt issuance cost	2,000	—
Common stock issued for services	—	18,500
Changes in operating assets and liabilities:
Prepaid expenses	—	559
Accounts payable & accrued expenses	25,225	26,097
Net cash used in operating activities	(34,370)	(36,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	(11,174)	15,000
Deposit	—	1,137
Mineral rights, unproven	(33,525)	—
Net cash (used in)/provided by investing activities	(44,699)	16,137

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable from stockholders	50,000	—
Proceeds from advances from officer and stockholders	15,000	5,000
Net cash provided by financing activities	65,000	5,000

NET (DECREASE) IN CASH	(14,069)	(15,260)
CASH - Beginning of period	24,608	22,529
CASH - End of period	$10,539	$7,269

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS
Conversion of Advances from officer-related party to convertible notes-stockholder - related party	$10,000	$40,000
Conversion of convertible notes-stockholder - related party to Advances from officer	$—	$25,000

The accompanying notes are an integral part of these unaudited financial statements.

Table Of Contents	3

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the nine months ended December 31, 2016 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2016 Annual Report on Form 10-K.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:
	December 31, 2016	March 31, 2016
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 35,722,734 and 35,222,734 common shares, respectively	714,455	704,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,850 common shares	10,396	10,396
Total notes payable-related party	$885,101	$875,101

Table Of Contents	4

Convertible notes payable consist of the following:
	December 31, 2016	March 31, 2016
7% convertible notes payable to stockholders, due August 12, 2018 convertible into a maximum of 250,000 common shares,	50,000	—
7% convertible notes payable to stockholders, due March 16, 2017, convertible into a maximum of 500,000 common shares,	100,000	100,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$350,000	$300,000

NOTE 4 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from a stockholder at December 31, 2016 and March 31, 2016 were $31,000.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the nine months ended December 31, 2016 and the year ended March 31, 2016, respectively, the CEO made additional unsecured advances totaling $15,000 and $5,000. Also during the nine months ended December 31, 2016, the Company converted $10,000 of the advances into a convertible note payable. At December 31, 2016 and March 31, 2016, respectively, advances from the CEO were $5,000 and $-0- respectively.

The Company has notes payable to the CEO in the aggregate amount of $714,455 and $704,455 as of December 31, 2016, and March 31, 2016, respectively. Accrued interest owed on these notes at December 31, 2016 and March 31, 2016 is $186,609 and $175,759, respectively. These notes and accrued interest are convertible into 38,734,228 and 37,535,471 shares of restricted common stock of the company.

At December 31, 2016 and March 31, 2016, advances from the entity controlled by the CEO were $10,500 and $10,500 and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at December 31, 2016 and March 31, 2016 is $32,950 and $29,711, respectively. These notes and accrued interest are convertible into 3,108,683 and 3,059,127 shares of restricted common stock of the company.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free. The office is located at 7450 S. Winston Ave. in Tulsa, OK. The Company’s offices are currently adequate and suitable for its operations.

Table Of Contents	5

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of December 31, 2016, is presented below:

December 31, 2016
Options outstanding at beginning of year	2,390,000
Options granted	—
Options exercised	—
Options canceled/expired/forfeited	800,000
Options outstanding at end of year	1,590,000

The following table summarizes the information about the stock options as of December 31, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,590,000	0.55	.12	1,590,000	.12

NOTE 6 – COMMON STOCK

The Company issued 200,000 common shares with the issuance of a note payable in the aggregate of $50,000 during the quarter ended December 31, 2016. The Company recorded debt issuance cost of $2,000.

NOTE 7 – SUBSEQUENT EVENT

On January 1, 2017, the Company converted $5,000 of the advances from officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $.032 per share.

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

Results of Operations:

Three months ended December 31, 2016 and 2015.

The Company incurred operating expenses of $8,067 and $16,126 for the three months ended December 31, 2016 and 2015, respectively, a decrease of $8,059 or 50%. The decrease in operating expenses for the three months ended December 31, 2016 when compared to the three-month period ended December 31, 2015 is attributed to a decrease of $7,500 in payroll expenses associated with the issuance of common stock as compensation.

During the three months ended December 31, 2016 and 2015 we incurred interest expenses of $8,777 and $8,614, respectively.

During the three months ended December 31, 2016 and 2015 we incurred net losses of $16,844 and $24,740, respectively.

Table Of Contents	7

Nine months ended December 31, 2016 and 2015.

The Company incurred operating expenses of $34,335 and $55,842 for the nine months ended December 31, 2016 and 2015, respectively, a decrease of $21,507 or 39%. The decrease in operating expenses for the nine months ended December 31, 2016 when compared to the nine-month period ended December 31, 2015 is attributed to a decrease of $10,550 in consulting fees associated with our oil and gas operations and a decrease of $8,500 in payroll expenses associated with the issuance of common stock as compensation.

During the nine months ended December 31, 2016 and 2015 we incurred interest expenses of $27,260 and $25,711, respectively.

During the nine months ended December 31, 2016 and 2015 we incurred net losses of $61,595 and $81,553, respectively.

Liquidity and Capital Resources.

From inception through December 31, 2016, the Company has issued 54,401,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than cash, restricted cash and unproven mineral rights. The Company has $10,539 of unrestricted cash and $65,545 of restricted cash as of December 31, 2016.

The Company has incurred operating losses each year since its inception and has had a working capital deficit at December 31, 2016. At December 31, 2016 and March 31, 2016 the working capital deficit was $1,783,445 and $1,740,325, respectively. The working capital deficit and cash balance raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their report on the Company’s March 31, 2016 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Table Of Contents	8

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of Nine months or less.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended December 31, 2016 and 2015, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the nine months ended December 31, 2016 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2016 Annual Report on Form 10-K.

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

Table Of Contents	10

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of February, 2017.

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