Form 10-K
period 2017-03-31
ENXNET INC
filed 2017-07-12
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,267,341.

On June 29, 2017, the registrant had 54,401,518 shares of common outstanding.

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

Overview

EnXnet, Inc. was formed under the laws of the State of Oklahoma on March 30, 1999. On November 7, 2015, the Company incorporated EnXnet Energy Company LLC. in the State of Colorado as a wholly owned subsidiary. EnXnet Inc. and its wholly owned subsidiary, EnXnet Energy Company, LLC. (“the Company”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company has leased property in Colorado and is currently searching for additional opportunities in the natural gas and petroleum industry. Our initial goal has been to lease the oil and gas properties of acreage that has a high likelihood of becoming a producing property. We will require additional funding to drill and complete a producing natural gas and petroleum well.

Products and Services

Table Of Contents	1

Natural gas and petroleum Industry

The Company is searching for opportunities in the natural gas and petroleum industry. Our initial goal is to lease the oil and gas properties of acreage that has a high likelihood of becoming a producing property. We have leased a total of 17,306 acres of oil and gas properties in Colorado. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

Distribution

The Company has not distributed any of the products created with the use of the Company’s technology.

Marketing

The Company is attempting to license Thin Disc technology, Security Tags, and Tap ‘n Go to other companies or manufacturers.

Table Of Contents	2

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

Table Of Contents	3

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

	High	Low
Period from January 1, 2017 to March 31, 2017	$0.070	$0.040
Period from October 1, 2016 to December 31, 2016	$0.080	$0.030
Period from July 1, 2016 to September 30, 2016	$0.050	$0.006
Period from April 1, 2016 to June 30, 2016	$0.012	$0.002
Period from January 1, 2016 to March 31, 2016	$0.015	$0.004
Period from October 1, 2015 to December 31, 2015	$0.017	$0.002
Period from July 1, 2015 to September 30, 2015	$0.018	$0.007
Period from April 1, 2015 to June 30, 2015	$0.016	$0.007

Holders

There were approximately 120 stockholders of record of the Common Stock as of June 29, 2017. This does not reflect those shares held beneficially or in “street” name.

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

Results of Operations

Year Ended March 31, 2017 Compared to Year Ended March 31, 2016.

Revenues

We had no revenues from operations for the years ended March 31, 2017 and 2016. At the present time we are focusing our efforts on searching for an opportunity in the natural gas and petroleum industry.

Operating Expenses

The Company incurred operating expenses for the years ended March 31, 2017 and 2016 of $43,404 and $63,949, respectively. The decrease in operating expenses was $20,545 or 32.1%. Expense categories changed from year to year as follows:

·	Consulting expenses decreased by $11,100
·	Payroll expense decreased by $8,500
·	All other expense categories decreased by $945

Consulting expense decreased for the year ended March 31, 2017 by $11,100 from the previous year. In the previous period, we issued common stock for compensation to our consultants in the amount of $11,000. We did not issue any common stock to consultants in the current year.

Payroll expense decreased for the year ended March 31, 2017 by $8,500 from the previous year. In the previous period, we issued common stock for compensation to our CFO and independent board member in the amount of $7,500. We did not issue any common stock as compensation in the current year.

We incurred net losses for the years ended March 31, 2017 and 2016 of $79,151 and $98,476, respectively.

Liquidity and Capital Resources

The Company has issued 54,401,518 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the mineral lease properties, the patent for the TAC Unit, ThinDisc, the Optical Disc, DSTag, and the Antenna patents. The Company has $60,400 in cash as of March 31, 2017, of which $52,277 is restricted for use in natural gas and petroleum exploration.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2017 and 2016. The working capital deficit at March 31, 2017 and 2016 was $1,813,764 and $1,740,325, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2017 and 2016 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

Table Of Contents	6

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

Oil and gas properties, unproved (full cost method)

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

All items classified as unproved property are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2017 and 2016 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Table Of Contents	7

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

EnXnet, Inc.

Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of EnXnet, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2017 and 2016 and the related consolidated statements of expenses, stockholders’ deficit, and cash flows for the years then ended . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnXnet, Inc. and its subsidiary as of March 31, 2017 and 2016 and the results of their operations and their cash flows for the years then ended and in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

July 12, 2017

Table Of Contents	F-1

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

	March 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$8,123	$24,608
Restricted cash	52,277	54,371
TOTAL CURRENT ASSETS	60,400	78,979
OTHER ASSETS
Oil and gas properties, unproved (full cost method)	66,396	20,108
TOTAL ASSETS	$126,796	$99,087

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$636,563	$602,703
Advances from officer - related party	16,500	10,500
Advances from stockholder	31,000	31,000
Convertible notes payable	300,000	300,000
Convertible notes payable - related party	890,101	875,101
TOTAL CURRENT LIABILITIES	1,874,164	1,819,304
LONG-TERM LIABILITIES
Convertible note payable	50,000	—
TOTAL LONG-TERM LIABILITIES	50,000	—
TOTAL LIABILITIES	$1,924,164	$1,819,304
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 54,401,518 and 54,201,518 shares issued and outstanding	2,720	2,710
Additional paid-in capital	5,649,704	5,647,714
Accumulated deficit	(7,349,792)	(7,270,641)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,797,368)	(1,720,217)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$126,796	$99,087

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	F-2

ENXNET, INC

CONSOLIDATED STATEMENTS OF EXPENSES

	For the Years Ended
	March 31,
	2017	2016

EXPENSES
Oil and gas exploration	$649	$—
Consulting	1,200	12,300
Payroll	6,000	14,500
Professional services	27,993	27,329
Occupancy and office	4,781	6,203
Travel	651	1,491
Other	2,130	2,126
Total Expenses	43,404	63,949
LOSS FROM OPERATIONS	(43,404)	(63,949)
OTHER EXPENSE
Interest expense	(35,747)	(34,527)
NET LOSS	$(79,151)	$(98,476)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,328,093	53,426,450

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	F-3

ENXNET, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2017 and 2016

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2015	52,601,518	$2,630	$5,629,294	$(7,172,165)	$(100,000)	$(1,640,241)
Common stock issued for:
Services	1,600,000	80	18,420	—	—	18,500
Net loss	—	—	—	(98,476)	—	(98,476)
Balance, March 31, 2016	54,201,518	2,710	5,647,714	(7,270,641)	(100,000)	(1,720,217)
Common stock issued for:
additional interest	200,000	10	1,990	—	—	2,000
Net loss	—	—	—	(79,151)	—	(79,151)
Balance, March 31, 2017	54,401,518	$2,720	$5,649,704	$(7,349,792)	$(100,000)	$(1,797,368)

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	F-4

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,151)	$(98,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for additional interest	2,000	—
Common stock issued for services	—	18,500
Changes in operating assets and liabilities:
Prepaid expenses	—	559
Accounts payable & accrued expenses	33,860	34,838
Net cash used in operating activities	(43,291)	(44,579)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	2,094	60,629
Additions to oil and gas properties, unproved	(46,288)	(20,108)
Deposit	—	1,137
Net cash provided (used) by investing activities	(44,194)	41,658
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	50,000	—
Proceeds from advances from officer and stockholder	21,000	5,000
Net cash provided by financing activities	71,000	5,000
NET INCREASE (DECREASE) IN CASH	(16,485)	2,079
CASH - Beginning of period	24,608	22,529
CASH - End of period	$8,123	$24,608
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of convertible notes payables-stockholders to Advances from officer-related party	$—	$25,000
Conversion of advances from officer-related party to convertible notes payable-related party	$15,000	$40,000

The accompanying notes are an integral part of these consolidated financial statements.

Table Of Contents	F-5

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

EnXnet, Inc. (“we”, “our”, the “Company”) was formed in Oklahoma on March 30, 1999. On August 7, 2015, the Company incorporated EnXnet Energy Company LLC. in the State of Colorado as a wholly owned subsidiary. EnXnet Inc. and its wholly owned subsidiary, EnXnet Energy Company, LLC. (“the Company”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company has leased property in Colorado and is currently searching for additional opportunities in the natural gas and petroleum industry. Our goal is to lease the oil and gas properties of acreage that has a high likelihood of becoming a producing property. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

Restricted Cash

The Company has cash that is restricted for use in natural gas and petroleum exploration.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2017 and 2016 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Table Of Contents	F-6

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

Oil and gas properties, unproved (full cost method)

The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Oil and gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir.

All items classified as unproved property are assessed on a quarterly basis for possible impairment or reduction in value. Properties are assessed on an individual basis or as a group if properties are individually insignificant. The assessment includes consideration of various factors, including, but not limited to, the following: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; assignment of proved reserves; and economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and become subject to amortization.

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. The Company did not recognized impairment expense in the years ended March 31, 2017 and 2016.

Table Of Contents	F-7

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the years ended March 31, 2017 and 2016 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statements presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.

NOTE 3 – OIL AND GAS PROPERTIES, UNPROVED

At March 31, 2017 and 2016, the Company had $66,396 and $20,108 in unproved oil and gas properties representing 17,306 and 960 acres in the Rocky Mountain range located in the State of Colorado, respectively. In the years ended March 31, 2017 and 2016, the Company paid $46,289 and $20,107 to lease 16,346 and 960 acres for a 5-year term, respectively. Initially the Company is required to pay the first year’s lease plus any lease bonus payments. Thereafter, the Company is responsible for making annual lease payments of $2.50 per acre to the State of Colorado for the next four years. Annual lease payments for future fiscal years are as follows:

Table Of Contents	F-8

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

Fiscal Year Ended March 31,	Acres Leased	Annual Lease Commitment
2018	17,306	$43,268
2019	17,306	$43,268
2020	17,306	$43,268
2021	17,306	$40,868

Annually, the oil and gas properties are tested for impairment. The Company determined that there was no impairment of the unproved oil and gas properties for the years ended March 31, 2017 and 2016.

NOTE 4 – INCOME TAXES

At March 31, 2017 and 2016, the Company had net deferred tax assets of approximately $2,177,000 and $2,150,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2017 and 2016. At March 31, 2017, the Company has net operating loss carry forwards totaling approximately $6,403,000 which will begin to expire in the year 2020.

Income tax provision (benefit) for the years ended March 31, 2017 and 2016 is summarized below:

	2017	2016
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(27,000)	(33,000)
State	-	-
Total deferred	(27,000)	(33,000)
Increase in valuation allowance	27,000	33,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2017	2016
Income tax provision at the federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	—%	—%
Effect of net operating loss	(34.0%)	(34.0%)
	—%	—%

Components of the net deferred income tax assets at March 31, 2017 and 2016 were as follows:

	2017	2016
Net operating loss carryover	$2,177,000	$2,150,000
Valuation allowance	(2,177,000)	(2,150,000)
	$—	$—

Table Of Contents	F-9

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $2,177,000 and $2,150,000 allowance at March 31, 2017 and 2016, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $27,000.

As of March 31, 2017, we have a net operating loss carry forward of approximately $6,403,000. The loss will be available to offset future taxable income. If not used, this carry forward will begin to expire in 2020 through 2037.

The Company has identified its “major” tax jurisdictions to include the U.S. government. The Company's fiscal 2014 through 2016 federal tax returns remain open by statute.

Table Of Contents	F-10

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable-related party consists of the following:	March 31,
	2017	2016
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 35,878,984 common shares	719,455	704,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$890,101	$875,101

Convertible notes payable consist of the following:	March 31,
	2017	2016
7% convertible notes payable to stockholders, which is past due, convertible into a maximum of 500,000 common shares,	100,000	100,000
7% convertible notes payable to stockholders, due August 12, 2018 convertible into a maximum of 250,000 common shares,	50,000	—
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$350,000	$300,000

In August 2016, the Company issued a conventional convertible note in the aggregate amount of $50,000 to a stockholder. The proceeds in the amount of $50,000 is restricted and to be used to obtain natural gas and petroleum properties. In connection with the note, the Company issued 200,000 common shares, as additional interest, valued in the amount of $2,000. The notes is convertible into 250,000 common stock shares and accrue interest at a 7% per year rate. The Company determined that the note did not contain a beneficial conversion feature nor did the conversion option qualify for derivative accounting.

In March 2015, the Company issued two conventional convertible notes in the aggregate amount of $125,000 to stockholders. A portion of the proceeds in the amount of $100,000 is restricted and to be used to obtain natural gas and petroleum properties. In connection with these notes, the Company issued 250,000 common shares valued in the amount of $4,250. During the year ended March 31, 2016, $25,000 of these notes were treated as being repaid. The Company’s CEO transferred a private partnership interest to one of the note holders and then contributed the $25,000 in a non-cash transaction back to the Company. The effect of the transaction was that Convertible Notes payable were reduced by $25,000 and Advances from officer – related party was increased by $25,000. These notes are convertible into 500,000 common stock shares and accrue interest at a 7% per year rate. The Company determined that the notes did not contain a beneficial conversion feature. These notes were due March 16, 2017.

Table Of Contents	F-11

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

NOTE 6 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from a stockholder at March 31, 2017 and 2016 were $31,000 and $31,000, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2017 and 2016, the CEO made additional unsecured advances totaling $21,000 and $5,000, respectively. During the years ended March 31, 2017 and 2016, the Company made payments on these advances of $-0- and $-0-, respectively. Also during the years ended March 31, 2017 and 2016, the Company converted $15,000 and $40,000 of the advances into notes payable, respectively. At March 31, 2017 and 2016, advances from the CEO were $6,000 and $-0- respectively.

The Company has notes payable to the CEO in the aggregate amount of $719,455 and $704,455 as of March 31, 2017 and 2016, respectively. Accrued interest owed on these notes at March 31, 2017 and 2016 amounted to $190,007 and $175,759, respectively. These notes and accrued interest are convertible into 38,901,957 and 37,535,471 shares of restricted common stock of the Company, respectively.

At March 31, 2017 and 2016, advances from the entity controlled by the CEO were $10,500 and $10,500, respectively, and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at March 31, 2017 and 2016 amounted to $32,449 and $29,711, respectively. These notes and accrued interest are convertible into 3,104,417 and 3,059,127 shares of restricted common stock of the Company, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 7 - COMMON STOCK TRANSACTIONS

The Company issued 200,000 common shares with the issuance of a note payable in the aggregate of $50,000 during the year ended March 31, 2017. The Company recorded additional interest of $2,000.

The Company issued 1,600,000 common shares during the years ended March 31, 2016 for services valued at $18,500. Of these shares, 500,000 were issued to the CFO and to a director.

Table Of Contents	F-12

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2017 and 2016

NOTE 8 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of March 31, 2017 and 2016 is presented below:

	2017	2016
Options outstanding at beginning of year	2,390,000	2,590,000
Options granted	—	—
Options exercised	—	—
Options canceled/expired	(800,000)	(200,000)
Options outstanding at end of year	1,590,000	2,390,000

The following table summarizes the information about the stock options as of March 31, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$0.12	1,590,000	0.30	1,590,000

The following table summarizes the information about the stock options as of March 31, 2016:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$0.12	1,590,000	1.30	1,590,000
0.15	500,000	0.65	500,000
0. 50	300,000	0.25	300,000
$0.12 – 0.50	2,390,000	1.03	2,390,000

NOTE 9 – SUBSEQUENT EVENTS

On April 1, 2017, the Company converted $6,000 of the advances from officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $.05 per share.

In May 2017, the Company paid $9,030 to lease an additional 2,881 acres in the Rocky Mountain range located in the state of Colorado for a 5-year term. Each year, the Company is responsible for making additional lease payments of $2.50 per acre to keep the lease.

On May 30, 2017, the Company’s subsidiary, EnXnet Energy Company, LLC, entered into a loan agreement with an individual to borrow $100,000 for an initial term of 6 months with the option to extend the note for an additional 6 months. The note is due November 30, 2017 with interest of 5.5% in the amount of $2,750 which was paid in June 30 2017. The Company will issue 100,000 shares of Common Stock. The loan is to be used to secure a one hundred thousand ($100,000) Cash Oil and Gas Blanket Activity Bond with the State of Colorado.

On June 16, 2017, the Company borrowed $16,000 from our CEO, Ryan Corley. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $.016 per share.

Table Of Contents	F-13

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES.

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

During the evaluation of disclosure controls and procedures as of March 31, 2017, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures. As a result of the material weakness identified, management concluded that EnXnet’s disclosure controls and procedures were ineffective.

Notwithstanding the existence of this material weakness, EnXnet believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, EnXnet’s financial condition as of March 31, 2017 and 2016, and the results of its operations and cash flows for the years ended March 31, 2017 and 2016, in conformity with United States generally accepted accounting principles (GAAP).

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

Table Of Contents	9

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

EnXnet’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

• Our limited financial resources restrict our employment of adequate personnel needed and desirable to separate the various receiving, recording, reviewing and oversight functions for the exercise of effective control over financial reporting.

• Our limited resources restrict our ability to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As a result of the material weakness in internal control over financial reporting described above, EnXnet management has concluded that, as of March 31, 2017, EnXnet’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, EnXnet internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

Table Of Contents	10

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	73	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	58	Chief Financial Officer, Chief Accounting Officer, Treasurer
Richard W Martel, Jr.	59	Director

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 36 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. Mr. Hoelscher will continue his work with EnXnet and Mastadon and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

Table Of Contents	11

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley	2017	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2016	-0-	-0-	-0-	-0-	-0-

(1) There is a stock option plan for the benefit of the Company’s officers and directors. There is no pension, or profit sharing plan for the benefit of the Company’s officers and directors.

Employment Agreements

We do not have an employment agreement with our CEO, Mr. Corley.

Other Compensation

We may issue to our independent director stock options and common stock as compensation as determined by the Board of directors.

Table Of Contents	12

Stock option Plan

2002 Stock Option Plan

We adopted our 2002 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 1,590,000 stock options under this plan that are outstanding at March 31, 2017.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	200,000	-	200,000	$0.12	2017
Richard Martel, Jr.	200,000	-	200,000	$0.12	2017
Stephen Hoelscher	500,000	-	500,000	$0.12	2017

Table Of Contents	13

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	0	0	0	0	0	0	0
Richard Martel, Jr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2017:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,590,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,590,000	$0.12	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2017 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,293,948	14.88%
Steve Hoelscher (4)	1,140,760	1.18%
Richard W Martel, Jr. (5)	520,000.59%
Michael Jackson	598,800	1.10%
All directors and named executive officers as a group (5 persons)	10,553,508	19.08%

Other 5% or Greater Beneficial Owners	-0-	N/A

* Less than 1%.

Table Of Contents	14

(1)	Beneficial ownership is calculated based on 54,401,518 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)	The address for the directors and named executive officers is c/o EnXnet, Inc. 7450 S. Winston Ave, Tulsa, OK 74136
(3)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(4)	Includes 500,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.
(5)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.12 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2017 and 2016, the CEO made additional unsecured advances totaling $21,000 and $5,000, respectively. During the years ended March 31, 2017 and 2016, the Company made payments on these advances of $-0- and $-0-, respectively. Also during the years ended March 31, 2017 and 2016, the Company converted $15,000 and $40,000 of the advances into notes payable, respectively. At March 31, 2017 and 2016, advances from the CEO were $6,000 and $-0- respectively.

The Company has notes payable to the CEO in the aggregate amount of $719,455 and $704,455 as of March 31, 2017 and 2016, respectively. Accrued interest owed on these notes at March 31, 2017 and 2016 amounted to $190,007 and $175,759, respectively. These notes and accrued interest are convertible into 38,901,957 and 37,535,471 shares of restricted common stock of the Company, respectively.

At March 31, 2017 and 2016, advances from the entity controlled by the CEO were $10,500 and $10,500, respectively, and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at March 31, 2017 and 2016 amounted to $32,449 and $29,711, respectively. These notes and accrued interest are convertible into 3,104,417 and 3,059,127 shares of restricted common stock of the Company, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

During the year ended March 31, 2017 and 2016, the Company issued -0- and 300,000 shares of stock to the CFO valued at $4,500 and -0- and 200,000 shares of common stock to a director valued at $3,000.

Table Of Contents	15

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the years ended March 31, 2017 and 2016. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K and for the review of our quarterly financial statements included in our Quarterly reports on Form 10Q for the fiscal years ended March 31, 2017 and 2016 were $19,600 and $20,600, respectively.

Audit Related Fees

None.

Tax Related Fees

None.

All Other Fees

None.

Table Of Contents	16

PART IV

ITEM 15.	EXHIBITS.

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)       Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2)       Filed herewith.

Table Of Contents	17

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 12, 2017	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

July 12, 2017	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

July 12, 2017	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

July 12, 2017	/s/ Richard W. Martel
Richard W. Martel, Director

Table Of Contents	18

 EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)       Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2)       Filed herewith.

Table Of Contents	19