Form 10-Q
period 2017-06-30
ENXNET INC
filed 2017-08-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company.   See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2017, there were outstanding 54,926,518 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2017	March 31, 2017

CURRENT ASSETS
Cash	$23,582	$8,123
Restricted cash	23,161	52,277
TOTAL CURRENT ASSETS	46,743	60,400

OTHER ASSETS
Oil and gas cash bond	100,000	—
Oil and gas properties, unproven (full cost method)	83,651	66,396
TOTAL OTHER ASSETS	183,651	—
TOTAL ASSETS	$230,394	$126,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$643,757	$636,563
Advances from officer - related party	10,500	16,500
Advances from stockholder	31,000	31,000
Note payable – stockholder	100,000	—
Convertible notes payable - stockholders	300,000	300,000
Convertible notes payable - related parties	912,101	890,101
TOTAL CURRENT LIABILITIES	1,997,358	1,874,164

LONG-TERM LIABILITIES
Convertible note payable	50,000	50,000
TOTAL LIABILITIES	$2,047,358	$1,924,164
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 54,501,518 and 54,401,528 shares issued and outstanding	2,725	2,720
Additional paid-in capital	5,653,699	5,649,704
Accumulated deficit	(7,373,388)	(7,349,792)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,816,964)	(1,797,368)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,394	$126,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended June 30,
	2017	2016
EXPENSES
Oil and gas exploration	$600	$650
Payroll	1,500	1,500
Professional services	5,516	12,556
Occupancy and office	1,854	1,265
Travel	250	131
Other	507	584
Total Expenses	10,227	16,686
LOSS FROM OPERATIONS	(10,227)	(16,686)
OTHER INCOME (EXPENSE)
Interest expense	(13,369)	(8,006)
NET LOSS	$(23,596)	$(24,692)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,528,093	54,201,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,596)	$(24,692)
Adjustments to reconcile net loss to net cash used by operations:
Common stock issued for additional interest	4,000	—
Changes in operating assets and liabilities:
Accounts payable & accrued expenses	7,194	15,166
Net cash used in operating activities	(12,402)	(9,526)
CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	29,116	8,513
Purchase of cash bond	(100,000)	—
Mineral rights, unproven	(17,255)	(8,509)
Net cash (used in)/provided by investing activities	(88,139)	4
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer	500	10,000
Payment of advances from officer	(500)	—
Proceeds from convertible notes payable – related parties	16,000	—
Proceeds from note payables	100,000	—
Net cash provided by financing activities	116,000	10,000
NET INCREASE IN CASH	15,459	478
CASH - Beginning of period	8,123	24,608
CASH - End of period	$23,582	$25,086
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$—	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS
Conversion of advances from officer - related party to convertible notes payables – related party	$6,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the three months ended June 30, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 Annual Report on Form 10-K.

Reclassification

Certain amounts in the 20 16 financial statements have been reclassified to conform to the 201 7 financial presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operation, financial position or cash flows.

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

NOTE 3 – NOTES PAYABLE

Note payable-stockholder consists of the following:
	June 30, 2017	March 31, 2017
5.5% note payable to a stockholder, due November 30, 2017 with the Company having a six month optional extension period to May 30, 2018.	$100,000	$—

Convertible notes payable-related party consists of the following:
	June 30, 2017	March 31, 2017
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 36,998,984 common shares	741,455	719,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$912,101	$890,101

Convertible notes payable consist of the following:
	June 30, 2017	March 31, 2017
7% convertible notes payable to stockholders, which is past due, convertible into a maximum of 500,000 common shares,	100,000	100,000
7% convertible notes payable to stockholders, due August 12, 2018 convertible into a maximum of 250,000 common shares	50,000	50,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$350,000	$350,000

On April 1, 2017, the Company converted $6,000 of the advances from an officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.05 per share.

On May 30, 2017, the Company’s subsidiary, EnXnet Energy Company, LLC, entered into a loan agreement with an individual to borrow $100,000 for an initial term of 6 months with the option to extend the note for an additional 6 months. The note is due November 30, 2017 with interest of 5.5% in the amount of $2,750 which was paid in June 30, 2017. The Company also issued 100,000 shares of Common Stock with a fair value of $4,000 which was recognized as interest expense during the three months ended June 30, 2017. The loan is to be used to secure a one hundred thousand ($100,000) Cash Oil and Gas Blanket Activity Bond with the State of Colorado.

On June 16, 2017, the Company borrowed $16,000 from our CEO, Ryan Corley. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.016 per share.

NOTE 4 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from a stockholder at June 30, 2017 and March 31, 2017 was $31,000.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the quarter ended June 30, 2017 and the year ended March 31, 2017, respectively, the CEO made additional unsecured advances totaling $500 and $21,000. During the quarter ended June 30, 2017 and the year ended March 31, 2017, the Company made payments on these advances of $500 and $-0-, respectively. At June 30, 2017 and March 31, 2017, respectively, advances from the CEO were $-0- and $6,000, respectively.

The Company has notes payable to the CEO in the aggregate amount of $741,455 and $719,455 as of June 30, 2017 and March 31, 2017, respectively. Accrued interest owed on these notes at June 30, 2017 and March 31, 2017 is $193,680 and $190,007, respectively. These notes and accrued interest are convertible into 40,206,107 and 38,901,957 shares of restricted common stock of the Company, as of June 30, 2017 and March 31, 2017, respectively.

At June 30, 2017 and March 31, 2017, advances from the entity controlled by the CEO was $10,500 and notes payable totaled $160,250. Accrued interest owed on these notes at June 30, 2017 and March 31, 2017 is $33,134 and $32,449, respectively. These notes and accrued interest are convertible into 3,119,621 and 3,104,417 shares of restricted common stock of the Company, as of June 30, 2017 and March 31, 2017, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of June 30, 2017 is presented below:

June 30, 2017
Options outstanding at beginning of year	1,590,000
Options granted	—
Options exercised	—
Options canceled	—
Options outstanding at end of year	1,590,000

The following table summarizes the information about the stock options as of June 30, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$.12	1,590,000	0.05	$.12	1,590,000	$.12

NOTE 6 -SUBSEQUENT EVENTS

On July 13, 2017, the Company modified outstanding options that were expiring. The Company modified the terms to extend 1,190,000 options for 11 years with a strike price of $.08. The Company also modified the terms to extend and reprice 300,000 for 6 to 7 years at a strike price of $. 12.

On July 3 I, 2017, the Company issued 125,000 valued at $2,250 to a member of the Board of Directors. Also, the Company issued 300,000 common shares valued at $5,400 to the Chief Financial Officer.

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

Results of Operations – Three months ended June 30, 2017 and 2016.

The Company incurred operating expenses of $10,227 and $16,686 for the three months ended June 30, 2017 and 2016, respectively, a decrease of $6,459 or 39%. The decrease in operating expenses for the three months ended June 30, 2017 when compared to the three-month period ended June 30, 2016 is attributed to a decrease of $6,740 in professional services from our auditors and SEC reporting service. All other expenses increased $281 over the prior period.

During the three months ended June 30, 2017 and 2016 we incurred interest expenses of $13,369 and $8,006, respectively. The current period expense includes $4,000 of interest expense from the issuance of 100,000 common shares as additional interest to the note holder.

During the three months ended June 30, 2017 and 2016 we incurred net losses of $23,596 and $24,692, respectively.

Liquidity and Capital Resources.

From inception through June 30, 2017, the Company has issued 54,501,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than cash and restricted cash and the oil and gas properties that are unproven. The Company has $23,582 of unrestricted cash and $23,161 of restricted cash as of June 30, 2017.

The Company has incurred operating losses each year since its inception and has a working capital deficit at June 30, 2017. At June 30, 2017 and March 31, 2017, the working capital deficit was $1,950,615 and $1,813,764, respectively. The working capital deficit and operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2017 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended June 30, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended June 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 Annual Report on Form 10-K.

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

The Company issued a note payable on May 30, 2017 for $100,000 bearing 5.5% interest and maturing November 30, 2017 with an option to extend the note payable for an additional six months. The Company issued 100,000 common shares to the note holder as additional interest.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this __th day of August, 2017.

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