Form 10-Q
period 2017-09-30
ENXNET INC
filed 2017-11-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 6, 2017, there were outstanding 55,176,518 shares of the registrant’s common stock, $0.00005 par value.

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2017 and March 31, 2017 (unaudited)	3
	Consolidated Statements of Operations for the Three and Six months ended September 30, 2017 and 2016 (unaudited)	4
	Consolidated Statements of Cash Flows for the Six months ended September 30, 2017 and 2016 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

Exhibit Index		16

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2017	March 31, 2017
CURRENT ASSETS
Cash	$10,886	$8,123
Restricted cash	52,466	52,277
TOTAL CURRENT ASSETS	63,352	60,400

OTHER ASSETS
Oil and gas cash bond	100,000	-
Oil and gas properties, unproven (full cost method)	99,217	66,396
TOTAL OTHER ASSETS	199,217	66,396
TOTAL ASSETS	$262,569	$126,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$653,977	$636,563
Advances from officer - related party	10,500	16,500
Advances from stockholder	31,000	31,000
Note payable – stockholder	100,000	-
Convertible notes payable - stockholders	300,000	300,000
Convertible notes payable - related parties	912,101	890,101
TOTAL CURRENT LIABILITIES	2,007,578	1,874,164

LONG-TERM LIABILITIES
Convertible note payable - stockholders	100,000	50,000
TOTAL LIABILITIES	$2,107,578	$1,924,164
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 55,176,518 and 54,401,518 shares issued and outstanding	2,759	2,720
Additional paid-in capital	5,687,659	5,649,704
Accumulated deficit	(7,435,427)	(7,349,792)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,845,009)	(1,797,368)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$262,569	$126,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Six months Ended
	September 30,		September 30,
	2017	2016	2017	2016
EXPENSES
Consulting	$12,196	$—	$12,196	$—
Oil and gas exploration	—	—	600	650
Payroll	18,998	1,500	20,498	3,000
Professional services	13,680	6,137	19,196	18,693
Occupancy and office	1,235	1,293	3,089	2,558
Travel	367	145	617	276
Other	507	507	1,014	1,091
Total Expenses	46,983	9,582	57,210	26,268
LOSS FROM OPERATIONS	(46,983)	(9,582)	(57,210)	(26,268)
OTHER INCOME (EXPENSE)
Interest expense	(15,056)	(10,477)	(28,425)	(18,483)
NET LOSS	$(62,039)	$(20,059)	$(85,635)	$(44,751)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,899,595	54,308,040	54,668,139	54,255,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(85,635)	$(44,751)
Adjustments to reconcile net loss to net cash used by operations:
Common stock issued for additional interest	8,300	2,000
Common stock issued for compensation	7,650	—
Stock options extended	22,044	—
Changes in operating assets and liabilities:
Accounts payable & accrued expenses	17,414	16,236
Net cash used in operating activities	(30,227)	(26,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(189)	(25,945)
Purchase of cash bond	(100,000)	—
Mineral rights, unproven	(32,821)	(22,754)
Net cash (used in)/provided by investing activities	(133,010)	(48,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer	500	—
Payment of advances from officer	(500)	10,000
Proceeds from convertible note payable -stockholder	50,000	50,000
Proceeds from convertible notes payable – related parties	16,000	—
Proceeds from note payable - stockholder	100,000	—
Net cash provided by financing activities	166,000	60,000
NET CHANGE IN CASH	2,763	(15,214)
CASH - Beginning of period	8,123	24,608
CASH - End of period	$10,886	$9,394
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$2,750	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS
Conversion of advances from officer - related party to convertible notes payables – related party	$6,000	$10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the six months ended September 30, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 Annual Report on Form 10-K.

Reclassification

Certain amounts in the 2016 financial statements have been reclassified to conform to the 2017 financial presentation. These reclassifications have no impact on net loss.

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

NOTE 3 – NOTES PAYABLE

Note payable-stockholder consists of the following:
	September 30, 2017	March 31, 2017
5.5% note payable to a stockholder, due November 30, 2017 with the Company having a six-month optional extension period to May 30, 2018.	$100,000	$-

Convertible notes payable-related party consists of the following:
	September 30, 2017	March 31, 2017
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 36,998,984 common shares	741,455	719,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$912,101	$890,101

Convertible notes payable consist of the following:
	September 30, 2017	March 31, 2017
7% convertible note payable to stockholder, which is past due, convertible into a maximum of 250,000 common shares,	50,000	100,000
7% convertible note payable to stockholder, due on August 12, 2018, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	50,000	-
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	50,000	-
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$400,000	$350,000

On April 1, 2017, the Company converted $6,000 of the advances from an officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.05 per share.

On May 30, 2017, the Company’s subsidiary, EnXnet Energy Company, LLC, entered into a loan agreement with an individual to borrow $100,000 for an initial term of 6 months with the option to extend the note for an additional 6 months. The note is due November 30, 2017 with interest of 5.5% in the amount of $2,750 which was paid in September 30, 2017. The Company also issued 100,000 shares of Common Stock with a fair value of $4,000 which was recognized as interest expense during three months ended June 30, 2017. The loan is to be used to secure a one hundred thousand ($100,000) Cash Oil and Gas Blanket Activity Bond with the State of Colorado.

On June 16, 2017, the Company borrowed $16,000 from our CEO, Ryan Corley. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.016 per share.

On August 15, 2017, the Company borrowed $50,000 from a stockholder with the primary use of the proceeds to acquire oil and gas leases in Colorado. The note bears interest of 7% and is convertible with the accrued interest into common shares of the Company at a rate of $0.20 per share. The note matures on August 15, 2019. The Company also issued 200,000 shares of Common Stock with a fair value of $3,600 which was recognized as interest expense during three months ended September 30, 2017.

On September 7, 2017, the Company entered into an extension agreement with a stockholder loan in the amount of $50,000 and bearing interest of 7%. The original date of the note was March 16, 2015 with an original maturity date of March, 2017. The extension agreement is for 2 years with the maturity date being September 10, 2019. The Company also issued 50,000 shares of Common Stock with a fair value of $700 which was recognized as interest expense during three months ended September 30, 2017. The extension agreement is not considered an extinguishment of debt.

NOTE 4 – ADVANCES FROM OFFICER AND STOCKHOLDER

Advances from Stockholder:

Advances from a stockholder at September 30, 2017 and March 31, 2017 was $31,000.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the six months ended September 30, 2017 and the year ended March 31, 2017, respectively, the CEO made additional unsecured advances totaling $500 and $21,000. During the six months ended September 30, 2017 and the year ended March 31, 2017, the Company made payments on these advances of $500 and $-0-, respectively. At September 30, 2017 and March 31, 2017, respectively, advances from the CEO were $-0- and $6,000, respectively.

The Company has notes payable to the CEO in the aggregate amount of $741,455 and $719,455 as of September 30, 2017 and March 31, 2017, respectively. Accrued interest owed on these notes at September 30, 2017 and March 31, 2017 is $197,388 and $190,007, respectively. These notes and accrued interest are convertible into 40,392,483 and 38,901,957 shares of restricted common stock of the Company, as of September 30, 2017 and March 31, 2017 respectively.

At September 30, 2017 and March 31, 2017, advances from the entity controlled by the CEO was $10,500 and notes payable totaled $160,250. Accrued interest owed on these notes at September 30, 2017 and March 31, 2017 is $33,819 and $32,449, respectively. These notes and accrued interest are convertible into 3,131,720 and 3,104,417 shares of restricted common stock of the Company, as of September 30, 2017 and March 31, 2017, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 5 – COMMON STOCK

The Company issued 425,000 common shares during the six months ended September 30, 2017 for services valued at $7,650. Of these shares, 300,000 and 125,000 respectively were issued to the CFO and to a director.

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

On July 13, 2017, the Company extended and repriced options that were expiring. A total of 1,290,000 options were extended. Of these 900,000 were extended 5 years at a price of $0.08 per option; 240,000 were extended for 5 years at a price of $0.10 per option and 150,000 were extended for 1 year with no change in the option price. The Company used the Black-Scholes option pricing method to determine if there were additional compensation expenses to recognize. The extension and repricing resulted in the recognition of $22,044 in compensation expense.

A summary of the status of the Company’s stock options as of September 30, 2017 is presented below:

September 30, 2017
Options outstanding at beginning of year	1,590,000
Options granted	-
Options exercised	-
Options expired	300,000
Options outstanding at end of year	1,290,000

The following table summarizes the information about the stock options as of September 30, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$0.12 – 0.08	1,290,000	4.34	$0.09	1,290,000	$0.09

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations – Three months ended September 30, 2017 and 2016.

The Company incurred operating expenses of $46,983 and $ 9,582 for the three months ended September 30, 2017 and 2016, respectively, an increase of $37,401. The increase in operating expenses for the three months ended September 30, 2017 when compared to the three-month period ended September 30, 2016 is attributed to an increase of $7,543 in professional services from our auditors and SEC reporting service, an increase in consulting services of $12,196 and in payroll expenses of $17,498, related to the issuance of common stock for compensation to our CFO and independent Board member and the extension of expiring stock options to our board of directors, officers and consultants.

During the three months ended September 30, 2017 and 2016 we incurred interest expenses of $15,056 and $10,477, respectively. The current period expense includes $4,300 of interest expense from the issuance of 250,000 common shares as additional interest to the note holder.

During the three months ended September 30, 2017 and 2016 we incurred net losses of $62,039 and $20,059, respectively.

Results of Operations – Six months ended September 30, 2017 and 2016.

The Company incurred operating expenses of $57,210 and $26,268 for the six months ended September 30, 2017 and 2016, respectively, an increase of $30,942. The increase in operating expenses for the six months ended September 30, 2017 when compared to the six months ended September 30, 2016 is attributed to an increase of $12,196 consulting services and $17,498 in payroll expenses related to the issuance of common stock for compensation to our CFO and independent Board member and the extension of expiring stock options to our board of directors, officers and consultants.

During the six months ended September 30, 2017 and 2016 we incurred interest expenses of $28,425 and $18,483, respectively. The current period expense includes $8,300 of interest expense from the issuance of 350,000 common shares as additional interest to the note holder.

During the six months ended September 30, 2017 and 2016 we incurred net losses of $85,635 and $44,751, respectively.

Liquidity and Capital Resources.

From inception through September 30, 2017, the Company has issued 55,176,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than cash and restricted cash and the oil and gas properties that are unproven. The Company has $10,886 of unrestricted cash and $52,466 of restricted cash as of September 30, 2017.

The Company has incurred operating losses each year since its inception and has a working capital deficit at September 30, 2017. At September 30, 2017 and March 31, 2017, the working capital deficit was $1,944,226 and $1,813,764, respectively. The working capital deficit and operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2017 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended September 30, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended September 30, 2017 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 Annual Report on Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2017, the Company borrowed $50,000 from a stockholder with the primary use of the proceeds to acquire oil and gas leases in Colorado. The note bears interest of 7% and is convertible with the accrued interest into common shares of the Company at a rate of $0.02 per share. The note matures on August 15, 2019. The Company also issued 200,000 shares of Common Stock with a fair value of $3,600 which was recognized as interest expense during three months ended September 30, 2017.

On September 7, 2017, the Company entered into an extension agreement with a stockholder loan in the amount of $50,000 and bearing interest of 7%. The extension agreement is for 2 years with the maturity date being September 10, 2019. The Company also issued 50,000 shares of Common Stock with a fair value of $700 which was recognized as interest expense during three months ended September 30, 2017.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2017.

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

