Form 10-Q
period 2017-12-31
ENXNET INC
filed 2018-02-12
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7450 S Winston Ave - Tulsa, Ok 74136

(Address of principal executive offices & zip code)

(918) 494 - 6663

Registrant’s telephone number, including area code:

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 6, 2018, there were outstanding 55,276,518 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	December 31, 2017	March 31, 2017
CURRENT ASSETS
Cash	$16,197	$8,123
Restricted cash	35,465	52,277
TOTAL CURRENT ASSETS	51,662	60,400

OTHER ASSETS
Oil and gas cash bond	100,000	—
Oil and gas properties, unproven (full cost method)	110,217	66,396
TOTAL OTHER ASSETS	210,217	66,396
TOTAL ASSETS	$261,879	$126,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$664,804	$636,563
Advances from officer - related party	10,500	16,500
Advances from stockholder	31,000	31,000
Note payable – stockholder	100,000	—
Convertible notes payable - stockholders	300,000	300,000
Convertible notes payable - related parties	920,101	890,101
TOTAL CURRENT LIABILITIES	2,026,405	1,874,164

LONG-TERM LIABILITIES
Convertible note payable - stockholders	100,000	50,000
TOTAL LIABILITIES	2,126,405	1,924,164
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 55,276,518 and 54,401,518 shares issued and outstanding	2,764	2,720
Additional paid-in capital	5,689,654	5,649,704
Accumulated deficit	(7,456,944)	(7,349,792)
Other comprehensive income	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,864,526)	(1,797,368)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$261,879	$126,796

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended		Nine months Ended
	December 31,		December 31,
	2017	2016	2017	2016
EXPENSES
Consulting	$—	$300	$12,196	$1,450
Oil and gas exploration	—	—	600	—
Payroll	1,500	1,500	21,998	4,500
Professional services	4,579	4,650	23,775	22,843
Occupancy and office	1,899	936	4,988	3,494
Travel	276	149	893	425
Other	507	532	1,521	1,623
Total Expenses	8,761	8,067	65,971	34,335
LOSS FROM OPERATIONS	(8,761)	(8,067)	(65,971)	(34,335)
OTHER INCOME (EXPENSE)
Interest expense	(12,756)	(8,777)	(41,181)	(27,260)
NET LOSS	$(21,517)	$(16,844)	$(107,152)	$(61,595)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	55,209,127	54,401,518	54,848,154	54,293,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,152)	$(61,595)
Adjustments to reconcile net loss to net cash used by operations:
Debt issuance costs	—	2,000
Common stock issued for additional interest	10,300	—
Common stock issued for compensation	7,650	—
Stock options extended	22,044	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	28,241	25,225
Net cash used in operating activities	(38,917)	(34,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	16,812	(11,174)
Purchase of cash bond	(100,000)	—
Mineral rights, unproven	(43,821)	(33,525)
Net cash used in investing activities	(127,009)	(44,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer	500	—
Payment of advances from officer	(500)	15,000
Proceeds from convertible note payable -stockholder	50,000	50,000
Proceeds from convertible notes payable – related parties	24,000	—
Proceeds from note payable - stockholder	100,000	—
Net cash provided by financing activities	174,000	65,000
NET CHANGE IN CASH	8,074	(14,069)
CASH - Beginning of period	8,123	24,608
CASH - End of period	$16,197	$10,539
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$2,750	$—
Income taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS
Conversion of advances from officer - related party to convertible notes payable – related party	$6,000	$10,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the nine months ended December 31, 2017 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 Annual Report on Form 10-K.

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

NOTE 3 – NOTES PAYABLE

Note payable-stockholder consists of the following:

	December 31, 2017	March 31, 2017
5.75% note payable to a stockholder, due May 31, 2018.	$100,000	$—

Convertible notes payable-related party consists of the following:

	December 31, 2017	March 31, 2017
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 37,638,984 common shares	749,455	719,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$920,101	$890,101

Convertible notes payable consist of the following:

	December 31, 2017	March 31, 2017
7% convertible note payable to stockholder, which is past due, convertible into a maximum of 250,000 common shares,	50,000	100,000
7% convertible note payable to stockholder, due on August 12, 2018, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	50,000	—
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	50,000	—
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$400,000	$350,000

On April 1, 2017, the Company converted $6,000 of the advances from an officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.05 per share.

On May 30, 2017, the Company’s subsidiary, EnXnet Energy Company, LLC, entered into a loan agreement with an individual to borrow $100,000 for an initial term of 6 months with the option to extend the note for an additional 6 months. The note is due November 30, 2017 with interest of 5.5% in the amount of $2,750 which was paid in December 31, 2017. The Company also issued 100,000 shares of common stock with a fair value of $4,000 which was recognized as interest expense during nine months ended December 31, 2017. The loan is to be used to secure a one hundred thousand ($100,000) Cash Oil and Gas Blanket Activity Bond with the State of Colorado.

On June 16, 2017, the Company borrowed $16,000 from our CEO, Ryan Corley. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.016 per share.

On August 15, 2017, the Company borrowed $50,000 from a stockholder with the primary use of the proceeds to acquire oil and gas leases in Colorado. The note bears interest of 7% and is convertible with the accrued interest into common shares of the Company at a rate of $0.20 per share. The note matures on August 15, 2019. The Company also issued 200,000 shares of common stock with a fair value of $3,600 which was recognized as interest expense during nine months ended December 31, 2017.

On September 7, 2017, the Company entered into an extension agreement with a stockholder loan in the amount of $50,000 and bearing interest of 7%. The original date of the note was September 10, 2015 with an original maturity date of September 10, 2017. The extension agreement is for 2 years with the maturity date being September 10, 2019. The Company also issued 50,000 shares of common stock with a fair value of $700 which was recognized as interest expense during nine months ended December 31, 2017. The extension agreement is not considered an extinguishment of debt.

On December 1, 2017, the Company entered into an extension agreement with a stockholder loan in the amount of $100,000 and bearing interest of 5.75%. The original date of the note was May 30, 2017 with an original maturity date of December 1, 2017. The extension agreement is for six months with the maturity date being May 31, 2018. The Company also issued 100,000 shares of common stock with a fair value of $2,000 which was recognized as interest expense during nine months ended December 31, 2017. The extension agreement is not considered an extinguishment of debt.

On November 21, 2017, the Company borrowed $8,000 from our CEO, Ryan Corley. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.0125 per share.

NOTE 4 – RELATED PARTY TRANSACTIONS

Oil and gas properties:

Our CEO, Ryan Corley, transferred to the Company 640 acres of unproven oil and gas properties at no cost during the nine months ended December 31, 2017.

Advances from Stockholder:

Advances from a stockholder at December 31, 2017 and March 31, 2017 was $31,000.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the nine months ended December 31, 2017 and the year ended March 31, 2017, respectively, the CEO made additional unsecured advances totaling $500 and $21,000. During the nine months ended December 31, 2017 and the year ended March 31, 2017, the Company made payments on these advances of $500 and $-0-, respectively. At December 31, 2017 and March 31, 2017, respectively, advances from the CEO were $-0- and $6,000, respectively.

The Company has notes payable to the CEO in the aggregate amount of $749,455 and $719,455 as of December 31, 2017 and March 31, 2017, respectively. Accrued interest owed on these notes at December 31, 2017 and March 31, 2017 is $201,095 and $190,007, respectively. These notes and accrued interest are convertible into 41,220,302 and 38,901,957 shares of restricted common stock of the Company, as of December 31, 2017 and March 31, 2017 respectively.

At December 31, 2017 and March 31, 2017, advances from the entity controlled by the CEO was $10,500 and notes payable totaled $160,250. Accrued interest owed on these notes at December 31, 2017 and March 31, 2017 is $34,503 and $32,449, respectively. These notes and accrued interest are convertible into 3,143,818 and 3,104,417 shares of restricted common stock of the Company, as of December 31, 2017 and March 31, 2017, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 5 – COMMON STOCK

The Company issued 425,000 common shares during the nine months ended December 31, 2017 for services valued at $7,650. Of these shares, 300,000 and 125,000 respectively were issued to the CFO and to a director.

The Company issued 450,000 common shares during the nine months ended December 31, 2017 with a a fair value of $10,300 as additional interest on its outstanding notes (see Note 3).

NOTE 6 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

On July 13, 2017, the Company extended and repriced options that were expiring. A total of 1,290,000 options were extended. Of these, 900,000 were extended for 5 years at a price of $0.08 per option; 240,000 were extended for 5 years at a price of $0.10 per option and 150,000 were extended for 1 year with no change in the option price. The Company used the Black-Scholes option pricing method to determine if there were additional compensation expenses to recognize. The extension and repricing resulted in the recognition of $22,044 in compensation expense.

A summary of the status of the Company’s stock options as of December 31, 2017 is presented below:

December 31, 2017
Options outstanding at beginning of year	1,590,000
Options granted	—
Options exercised	—
Options expired	300,000
Options outstanding at end of year	1,290,000

The following table summarizes the information about the stock options as of December 31, 2017:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Weighted Average Exercise Price (Total shares)	Number Exercisable	Weighted Average Exercise Price (Exercisable shares)
$0.12 – 0.08	1,290,000	4.09	$0.09	1,290,000	$0.09

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations – Three months ended December 31, 2017 and 2016.

The Company incurred operating expenses of $8,761 and $ 8,067 for the three months ended December 31, 2017 and 2016, respectively, a minimal increase of $694. The increase in operating expenses for the three months ended December 31, 2017 when compared to the three-month period ended December 31, 2016 is not significant.

During the three months ended December 31, 2017 and 2016 we incurred interest expenses of $12,756 and $8,777, respectively. The current period expense includes $2,000 of interest expense from the issuance of 100,000 common shares as additional interest to the note holder.

During the three months ended December 31, 2017 and 2016 we incurred net losses of $21,517 and $16,844, respectively.

Results of Operations – Nine months ended December 31, 2017 and 2016.

The Company incurred operating expenses of $65,971 and $34,335 for the nine months ended December 31, 2017 and 2016, respectively, an increase of $31,636. The increase in operating expenses for the nine months ended December 31, 2017 when compared to the nine months ended December 31, 2016 is attributed to an increase of $10,746 in consulting services and $17,498 in payroll expenses related to the issuance of common stock for compensation to our CFO and independent Board member and the extension of expiring stock options to our board of directors, officers and consultants.

During the nine months ended December 31, 2017 and 2016 we incurred interest expenses of $41,181 and $27,260, respectively. The current period expense includes $10,300 of interest expense from the issuance of 450,000 common shares as additional interest to the note holder.

During the nine months ended December 31, 2017 and 2016 we incurred net losses of $107,152 and $61,595, respectively.

Liquidity and Capital Resources.

From inception through December 31, 2017, the Company has issued 55,276,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than cash and restricted cash and the oil and gas properties that are unproven. The Company has $16,197 of unrestricted cash and $35,465 of restricted cash as of December 31, 2017.

The Company has incurred operating losses each year since its inception and has a working capital deficit at December 31, 2017. At December 31, 2017 and March 31, 2017, the working capital deficit was $1,974,743 and $1,813,764, respectively. The working capital deficit and operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2017 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended December 31, 2017 and 2016, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the nine months ended December 31, 2017 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2017 Annual Report on Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 1, 2017, the Company entered into an extension agreement with a stockholder loan in the amount of $100,000 and bearing interest of 5.75%. The original date of the note was May 30, 2017 with an original maturity date of December 1, 2017. The extension agreement is for six months with the maturity date being May 31, 2018. The Company also issued 100,000 shares of Common Stock with a fair value of $2,000 which was recognized as interest expense during nine months ended December 31, 2017. The extension agreement is not considered an extinguishment of debt.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of February, 2018.

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

