Form 10-K
period 2018-03-31
ENXNET INC
filed 2018-06-29
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was $639,755.

On June 29, 2018, the registrant had 57,776,518 shares of common outstanding.

Documents incorporated by reference: None.

ENXNET, INC.

FORM 10K

INDEX

		PAGE

PART I

Item 1.	Description of Business.	4

Item 1A.	Risk Factors.	6

Item 1B.	Unresolved Staff Comments.	6

Item 2.	Description of Property.	6

Item 3.	Legal Proceedings.	6

Item 4.	Mine Safety Procedures.	6

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.	7

Item 6.	Selected Financial Data.	7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	8

Item 8.	Financial Statements.	10

Item 9.	Changes In And Disagreements With Accountants On Accounting and Financial Disclosure.	24

Item 9A.	Controls and Procedures.	24

Item 9B.	Other Information.	25

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.	26

Item 11.	Executive Compensation.	27

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	29

Item 13.	Certain Relationships and Related Transactions.	30

Item 14.	Principal Accountant Fees and Services.	30

PART IV

Item 15.	Exhibits.	31

Signatures		22

Exhibit Index		33

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

Products and Services

Natural gas and petroleum Industry

The Company is searching for opportunities in the natural gas and petroleum industry. Our initial goal is to lease the oil and gas properties of acreage that has a high likelihood of becoming a producing property. We have leased a total of 21,867 acres of oil and gas properties in Colorado. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

Employees

The Company has no full-time employee. The president and CEO of the Company is not receiving or accruing a salary at this time.

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

	High	Low
Period from January 1, 2018 to March 31, 2018	$0.035	$0.019
Period from October 1, 2017 to December 31, 2017	$0.020	$0.012
Period from July 1, 2017 to September 30, 2017	$0.026	$0.013
Period from April 1, 2017 to June 30, 2017	$0.080	$0.015
Period from January 1, 2017 to March 31, 2017	$0.070	$0.040
Period from October 1, 2016 to December 31, 2016	$0.080	$0.030
Period from July 1, 2016 to September 30, 2016	$0.050	$0.006
Period from April 1, 2016 to June 30, 2016	$0.012	$0.002

Holders

There were approximately 120 stockholders of record of the Common Stock as of June 29, 2018. This does not reflect those shares held beneficially or in “street” name.

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

The Company currently can satisfy its current cash requirements for approximately 90 days and will raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and from additional borrowings. This plan should provide the additional necessary funds required to enable the Company to initiate it’s drilling program on the oil and gas lease properties.

The Company does not anticipate any significant cash requirements for the purchase of any facilities.

The Company currently has no full-time employee on the payroll.

Results of Operations

Year Ended March 31, 2018 Compared to Year Ended March 31, 2017.

Revenues

We had no revenues from operations for the years ended March 31, 2018 and 2017. At the present time we are focusing our efforts on searching for an opportunity in the natural gas and petroleum industry.

Operating Expenses

The Company incurred operating expenses for the years ended March 31, 2018 and 2017 of $198,473 and $43,404, respectively. The increase in operating expenses was $155,069. Expense categories changed from year to year as follows:

·	Impairment of oil and gas properties, unproven increase $123,191
·	Consulting expenses increased by $10,996
·	Payroll expense increased by $17,498
·	All other expense categories increased by $3,384

Impairment of oil and gas properties, unproved increased $123,191 for the year ended March 31, 2018 from the previous year. In the current period the Company determined that carrying value of the unproved oil and gas properties was not supported as we have not been able to raise funds to complete a drilling program on these properties.

Consulting expense increased for the year ended March 31, 2018 by $10,996 from the previous year. In the current period, we issued common stock and extended outstanding stock options to our outside board member and consultants in the amount of $2,250 and $9,946, respectively. We did not issue any common stock or options in the previous period.

Payroll expense increased for the year ended March 31, 2018 by $17,498 from the previous year. In the current period, we issued common stock and extended outstanding stock options for compensation to our CFO and consultants in the amount of $5,400 and $12,098, respectively. We did not issue any common stock or options as compensation in the previous year.

We incurred net losses for the years ended March 31, 2018 and 2017 of $251,042 and $79,151, respectively.

Liquidity and Capital Resources

The Company has issued 55,276,518 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the oil and gas cash bond and 21,867 acres of mineral lease properties. The Company has $41,364 in cash as of March 31, 2018, of which $19,620 is restricted for use in natural gas and petroleum exploration.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2018 and 2017. The working capital deficit at March 31, 2018 and 2017 was $2,008,416 and $1,813,764, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2018 and 2017 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2018 and 2017 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EnXnet, Inc.

Tulsa, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnXnet, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2012.

Houston, Texas

June 29, 2018

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

	March 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$21,744	$8,123
Restricted cash	19,620	52,277
Prepaid expenses	1,118	—
TOTAL CURRENT ASSETS	42,482	60,400
OTHER ASSETS
Oil and gas cash bond	100,000	—
Oil and gas properties, unproved (full cost method)	—	66,396
TOTAL OTHER ASSETS	100,000	66,396
TOTAL ASSETS	$142,482	$126,796

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$674,297	$636,563
Advances from officer - related party	25,500	16,500
Advances from stockholder	31,000	31,000
Note payable-stockholder	100,000	—
Convertible notes payable	300,000	300,000
Convertible notes payable - related party	920,101	890,101
TOTAL CURRENT LIABILITIES	2,050,898	1,874,164
LONG-TERM LIABILITIES
Convertible note payable	100,000	50,000
TOTAL LONG-TERM LIABILITIES	100,000	50,000
TOTAL LIABILITIES	2,150,898	1,924,164
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 55,276,518 and 54,401,518 shares issued and outstanding, respectively	2,764	2,720
Additional paid-in capital	5,689,654	5,649,704
Accumulated deficit	(7,600,834)	(7,349,792)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(2,008,416)	(1,797,368)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,482	$126,796

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2018	2017

EXPENSES
Oil and gas exploration	$600	$649
Impairment of oil and gas properties, unproven	123,191	—
Consulting	12,196	1,200
Payroll	23,498	6,000
Professional services	28,975	27,993
Occupancy and office	6,519	4,781
Travel	1,106	651
Other	2,388	2,130
Total Expenses	198,473	43,404
LOSS FROM OPERATIONS	(198,473)	(43,404)
OTHER EXPENSE
Interest expense	(52,569)	(35,747)
NET LOSS	$(251,042)	$(79,151)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	54,953,778	54,328,093

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2018 and 2017

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2016	54,201,518	$2,710	$5,647,714	$(7,270,641)	$(100,000)	$(1,720,217)
Common stock issued for:
Additional interest	200,000	10	1,990	—	—	2,000
Net loss	—	—	—	(79,151)	—	(79,151)
Balance, March 31, 2017	54,401,518	2,720	5,649,704	(7,349,792)	(100,000)	(1,797,368)
Common stock issued for:
Additional interest	450,000	23	10,277	—	—	10,300
Compensation	425,000	21	7,629	—	—	7,650
Stock options expense	—	—	22,044	—	—	22,044
Net loss	—	—	—	(251,042)	—	(251,042)
Balance, March 31, 2018	55,276,518	$2,764	$5,689,654	$(7,600,834)	$(100,000)	$(2,008,416)

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(251,042)	$(79,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for additional interest	10,300	2,000
Common stock issued for compensation	7,650	-
Stock options extended	22,044	-
Impairment of oil and gas properties, unproved	123,191	-
Changes in operating assets and liabilities:		-
Prepaid expenses	(1,118)	-
Accounts payable & accrued expenses	37,734	33,860
Net cash used in operating activities	(51,241)	(43,291)

CASH FLOWS FROM INVESTING ACTIVITIES
Changes in restricted cash	32,657	2,094
Additions to oil and gas properties, unproved	(56,795)	(46,288)
Purchase of cash bond	(100,000)	-
Net cash used in investing activities	(124,138)	(44,194)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer-related party	15,500	21,000
Payment of advances from officer-related party	(500)	-
Proceeds from convertible note payable-stockholder	24,000	50,000
Proceeds from convertible note payable	50,000	-
Proceeds from note payable-stockholder	100,000	-
Net cash provided by financing activities	189,000	71,000
NET INCREASE (DECREASE) IN CASH	13,621	(16,485)
CASH - Beginning of period	8,123	24,608
CASH - End of period	$21,744	$8,123
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,625	$-
Cash paid for taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of advances from officer-related party to convertible notes payable-related party	$6,000	$15,000

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

NOTE 1 – DESCRIPTION OF BUSINESS AND GOING CONCERN

EnXnet, Inc. (“EnXnet”, “we”, “our”, the “Company”) was formed in Oklahoma on March 30, 1999. On August 7, 2015, the Company incorporated EnXnet Energy Company LLC. in the State of Colorado as a wholly owned subsidiary. EnXnet Inc. and its wholly owned subsidiary, EnXnet Energy Company, LLC. (“the Company”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company has leased property in Colorado and is currently searching for additional opportunities in the natural gas and petroleum industry. Our goal is to lease the oil and gas properties of acreage that has a high likelihood of becoming a producing property. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2018 and 2017 for cash, accounts payable, accrued expenses, advances from officer and stockholders, notes payable and convertible notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. The Company recognized impairment expense in the years ended March 31, 2018 and 2017 in the amounts of $123,191 and $-0-, respectively.

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

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended March 31, 2018 and 2017 share Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. As of March 31, 2018, the Company has common stock equivalents related to options outstanding to acquire 1,290,000 shares of the Company’s common stock and 48,110,834 shares issuable upon conversion of convertible notes payable and accrued interest.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance regarding the accounting for revenue from contracts with customers. In April 2016, May 2016 and December 2016, the FASB issued additional guidance, addressed implementation issues and provided technical corrections. The guidance may be applied retrospectively or using a modified retrospective approach to adjust retained earnings (deficit). The guidance is effective for interim and annual periods beginning after December 15, 2017. EnXnet adopted this ASU on January 1, 2018 using the full retrospective approach. EnXnet has concluded that the adoption of this ASU did not have an impact on its consolidated financial statements.

In February 2016, the FASB issued guidance regarding the accounting for leases. The guidance requires recognition of most leases on the balance sheet. The guidance requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance is effective for interim and annual periods beginning after December 15, 2018. EnXnet will adopt this ASU on April 1, 2019. EnXnet believes that the adoption of this ASU will not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update clarifies how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and for interim periods therein with early adoption permitted and must be applied retrospectively to all periods presented. The Company does not currently anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.

NOTE 3 – OIL AND GAS CASH BOND

The Company has deposited with the Colorado State Land Board $100,000 as a cash bond. The bond will be used to secure the payment for damages caused by the Company’s operations on the oil and gas leased properties, and to assure compliance with all the terms and provisions of the oil and gas leases.

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVED

At March 31, 2018 and 2017, the Company had $123,191 and $66,396 in unproved oil and gas properties representing 21,867 and 17,306 acres in the Rocky Mountain range located in the State of Colorado, respectively. In the years ended March 31, 2018 and 2017, the Company paid $56,795 and $46,288 to lease 4,561 and 16,346 acres for a 5-year term, respectively. Initially the Company is required to pay the first year’s lease plus any lease bonus payments. Thereafter, the Company is responsible for making annual lease payments of $2.50 per acre to the State of Colorado for the next four years. Annual lease payments for future fiscal years are as follows:

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

Fiscal Year Ended March 31,	Acres Leased	Annual Lease Commitment
2019	21,867	$54,688
2020	21,867	$54,688
2021	21,867	$54,688
2022	20,907	$52,268
2023	9,030	$7,203

Annually, the oil and gas properties are tested for impairment. The Company determined that there was impairment of the unproved oil and gas properties for the years ended March 31, 2018 and 2017 in the amounts of $123,191 and $-0-.

NOTE 5 – INCOME TAXES

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act (“the Tax Reform Act”) was enacted. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and removing the expiration of net operating losses. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. The Company did not record any tax expense or benefit due to a remeasurement of deferred tax assets and liabilities.

At March 31, 2018 and 2017, the Company had net deferred tax assets of approximately $1,393,000 and $2,177,000 principally arising from net operating loss carryforwards for income tax purposes. Because of the Tax Reform Act, the Company reduced the deferred tax asset and allowance by $832,000 on January 1, 2018. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2018 and 2017. At March 31, 2018, the Company has net operating loss carry forwards totaling approximately $6,632,000 of which $6,403,000 is from the years ended March 31, 2000 through March 31, 2017 and these will begin to expire in the year 2020. Under the Tax Reform Act the loss from 2018 will not expire.

Income tax provision (benefit) for the years ended March 31, 2018 and 2017 is summarized below:

	2018	2017
Current:
Federal	$-	$-
State	-	-
Total current	-	-
Deferred:
Federal	(48,000)	(27,000)
State	—	—
Total deferred	(48,000)	(27,000)
Increase in valuation allowance	48,000	27,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	—%	—%
Effect of net operating loss	(21.0%)	(34.0%)
	—%	—%

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

Components of the net deferred income tax assets at March 31, 2018 and 2017 were as follows:

	2018	2017
Net operating loss carryover	$1,393,000	$2,177,000
Valuation allowance	(1,393,000)	(2,177,000)
	$—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $1,393,000 and $2,177,000 allowance at March 31, 2018 and 2017, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $48,000.

As of March 31, 2018, we have a net operating loss carry forward of approximately $6,632,000. The loss will be available to offset future taxable income.

The Company has identified its “major” tax jurisdictions to include the U.S. government. The Company's fiscal 2015 through 2017 federal tax returns remain open by statute.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

Note payable-stockholder consists of the following:	March 31,
	2018	2017
5.75% note payable to stockholder, due May 17, 2018.	$100,000	$-
Convertible notes payable-related party consists of the following:	March 31,
	2018	2017
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 37,638,984 common shares	$749,455	$719,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$920,101	$890,101

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

Convertible notes payable consists of the following:	March 31,
	2018	2017
7% convertible notes payable to stockholder, which is past due, convertible into a maximum of 250,000 common shares,	$50,000	$100,000
7% convertible notes payable to stockholder, due August 12, 2018 convertible into a maximum of 250,000 common shares,	50,000	—
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$300,000	$350,000

Long Term Convertible notes payable consists of the following:	March 31,
	2018	2017
7% convertible notes payable to stockholders, due August 12, 2018 convertible into a maximum of 250,000 common shares,	$—	$50,000
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	50,000	—
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	50,000	—
Total notes payable	$100,000	$50,000

On April 1, 2017, the Company converted $6,000 of the advances from our CEO, Ryan Corley into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.05 per share. The Company determined that the note did not contain a beneficial conversion feature nor did the conversion option qualify for derivative accounting.

On May 30, 2017, the Company’s subsidiary, EnXnet Energy Company, LLC, entered into a loan agreement with an individual to borrow $100,000 for an initial term of 6 months with the option to extend the note for an additional 6 months. The note was due November 30, 2017 with interest of 5.5% in the amount of $2,750 which was paid in December 2017. The Company also issued 100,000 shares of common stock with a fair value of $4,000 which was recognized as interest expense during the year. The loan was extended on December 1, 2017 for six months with interest of 5.75% in the amount of $2,875 which was paid in January 2018. The Company also issued 100,000 shares of common stock with a fair value of $2,000 which was recognized as interest expense during the year. The extension agreement is not considered an extinguishment of debt. The loan was used to secure a one hundred thousand ($100,000) Cash Oil and Gas Blanket Activity Bond with the State of Colorado.

On June 16, 2017, the Company borrowed $16,000 from our CEO, Ryan Corley. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.016 per share. The Company determined that the note did not contain a beneficial conversion feature nor did the conversion option qualify for derivative accounting.

On August 15, 2017, the Company borrowed $50,000 from a stockholder with the primary use of the proceeds to acquire oil and gas leases in Colorado. The note bears interest of 7% and is convertible with the accrued interest into common shares of the Company at a rate of $0.20 per share. The note matures on August 15, 2019. The Company also issued 200,000 shares of Common Stock with a fair value of $3,600 which was recognized as interest expense during current year.

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

On September 7, 2017, the Company entered into an extension agreement with a stockholder loan in the amount of $50,000 and bearing interest of 7%. The original date of the note was September 10, 2015 with an original maturity date of September 10, 2017. The extension agreement is for 2 years with the maturity date being September 10, 2019. The Company also issued 50,000 shares of common stock with a fair value of $700 which was recognized as interest expense during the current year. The extension agreement is not considered an extinguishment of debt.

On November 21, 2017, the Company borrowed $8,000 from our CEO, Ryan Corley. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.0125 per share. The Company determined that the note did not contain a beneficial conversion feature nor did the conversion option qualify for derivative accounting.

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from Stockholder:

Advances from a stockholder at March 31, 2018 and 2017 were $31,000 and $31,000, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2018 and 2017, the CEO made additional unsecured advances totaling $15,500 and $21,000, respectively. During the years ended March 31, 2018 and 2017, the Company made payments on these advances of $500 and $-0-, respectively. Also during the years ended March 31, 2018 and 2017, the Company converted $6,000 and $15,000 of the advances into notes payable, respectively. At March 31, 2018 and 2017, advances from the CEO were $15,000 and $6,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $749,455 and $719,455 as of March 31, 2018 and 2017, respectively. Accrued interest owed on these notes at March 31, 2018 and 2017 amounted to $204,861 and $190,007, respectively. These notes and accrued interest are convertible into 41,411,316 and 38,901,957 shares of restricted common stock of the Company, respectively.

At March 31, 2018 and 2017, advances from the entity controlled by the CEO were $10,500 and $10,500, respectively, and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at March 31, 2018 and 2017 amounted to $35,188 and $32,449, respectively. These notes and accrued interest are convertible into 3,155,917 and 3,104,417 shares of restricted common stock of the Company, respectively.

Oil and Gas Leases

During the year ended March 31, 2018, the Company paid $300 in transfer fees to acquire a lease on an additional 1,280 acres in the Rocky Mountain range located in the state of Colorado for a 4-year term. The lease was acquired from our President and CEO. Each year, the Company is responsible for making additional lease payments of $2.50 per acre to keep the lease

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 8- COMMON STOCK TRANSACTIONS

The Company issued 425,000 common shares during the year ended March 31, 2018 for services valued at $7,650. Of these shares, 300,000 and 125,000 respectively were issued to the CFO and to a director.

The Company issued 450,000 and 200,000 common shares during the year ended March 31, 2018 and 2017 with a fair value of $10,300 and $2,000, respectively, which were recorded as additional interest on its outstanding notes.

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2018 and 2017

NOTE 9 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of March 31, 2018 and 2017 is presented below:

	2018	2017
Options outstanding at beginning of year	1,590,000	2,390,000
Options granted	—	—
Options exercised	—	—
Options canceled/expired	(300,000)	(800,000)
Options outstanding at end of year	1,290,000	1,590,000

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

The following table summarizes the information about the stock options as of March 31, 2018:

Weighted Average Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
0.08	900,000	4.30	900,000
0.10	240,000	4.30	240,000
0.12	150,000.30		150,000
$0.80 - 0.12	1,290,000	3.84	1,290,000

The following table summarizes the information about the stock options as of March 31, 2017:

Weighted Average Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
$0.12	1,590,000	0.30	1,590,000

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2018, the Company converted $15,000 of the advances from officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $.025 per share.

In April 2018, the Company paid $100 to acquire a lease on an additional 640 acres in the Rocky Mountain range located in the state of Colorado for a 4-year term. The lease was acquired from our President and CEO. Each year, the Company is responsible for making additional lease payments of $2.50 per acre to keep the lease.

In April 2018, the Company issued 2,500,000 common stock shares in payment of a $100,000 note that matured on May 31, 2018. Prior to this payment, our CEO and President had acquired one half interest in the loan.

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

During the evaluation of disclosure controls and procedures as of March 31, 2018, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures. As a result of the material weakness identified, management concluded that EnXnet’s disclosure controls and procedures were not effective.

Notwithstanding the existence of this material weakness, EnXnet believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, EnXnet’s financial condition as of March 31, 2018 and 2017, and the results of its operations and cash flows for the years ended March 31, 2018 and 2017, in conformity with United States generally accepted accounting principles (GAAP).

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

EnXnet’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below:

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

As a result of the material weaknesses in internal control over financial reporting described above, EnXnet management has concluded that, as of March 31, 2018, EnXnet’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, EnXnet internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	74	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	59	Chief Financial Officer, Chief Accounting Officer, Treasurer
Richard W Martel, Jr.	60	Director

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 37 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. Mr. Hoelscher will continue his work with EnXnet and Mastadon and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2018 and 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Ryan Corley	2018	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2017	-0-	-0-	-0-	-0-	-0-

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

Stock option Plan

2002 Stock Option Plan

We adopted our 2002 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 1,290,000 stock options under this plan that are outstanding at March 31, 2018.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Name	Exercisable	Unexercisable
Ryan Corley	200,000	-	200,000	$0.08	2022
Richard Martel, Jr.	200,000	-	200,000	$0.08	2022
Stephen Hoelscher	500,000	-	500,000	$0.08	2022

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ryan Corley	0	0	0	0	0	0	0
Richard Martel, Jr.	0	0	0	0	0	0	0

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2018:

Plan Category	Number of Securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding (b)	Number of Securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,290,000	$0.12	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,290,000	$0.12	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2018 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	8,274,948	14.97%
Steve Hoelscher (4)	1,440,760	1.70%
Richard W Martel, Jr. (5)	645,000.81%
All directors and named executive officers as a group (3 persons)	10,360,708	18.74%

Other 5% or Greater Beneficial Owners	-0-	N/A

* Less than 1%.

(1)	Beneficial ownership is calculated based on 55,276,518 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.
(2)	The address for the directors and named executive officers is c/o EnXnet, Inc. 7450 S. Winston Ave, Tulsa, OK 74136

(3)       Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.08 per share.

(4)       Includes 500,000 shares of common stock issuable upon the exercise of options at an average price of $.08 per share.

(5)       Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.08 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2018 and 2017, the CEO made additional unsecured advances totaling $15,500 and $21,000, respectively. During the years ended March 31, 2018 and 2017, the Company made payments on these advances of $500 and $-0-, respectively. Also during the years ended March 31, 2018 and 2017, the Company converted $6,000 and $15,000 of the advances into notes payable, respectively. At March 31, 2018 and 2017, advances from the CEO were $15,000 and $6,000 respectively.

The Company has notes payable to the CEO in the aggregate amount of $749,455 and $719,455 as of March 31, 2018 and 2017, respectively. Accrued interest owed on these notes at March 31, 2018 and 2017 amounted to $204,861 and $190,007, respectively. These notes and accrued interest are convertible into 41,411,316 and 38,901,957 shares of restricted common stock of the Company, respectively.

At March 31, 2018 and 2017, advances from the entity controlled by the CEO were $10,500 and $10,500, respectively, and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at March 31, 2018 and 2017 amounted to $35,188 and $32,449, respectively. These notes and accrued interest are convertible into 3,155,917 and 3,104,417 shares of restricted common stock of the Company, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

During the year ended March 31, 2018 the Company issued 300,000 shares of stock to the CFO valued at $5,400 and 125,000 shares of common stock to a director valued at $2,250.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the years ended March 31, 2018 and 2017. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K and for the review of our quarterly financial statements included in our Quarterly reports on Form 10Q for the fiscal years ended March 31, 2018 and 2017 were $22,750 and $19,600, respectively.

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

June 29, 2018	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 29, 2018	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director (principal executive officer)

June 29, 2018	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer (principal financial and accounting officer)

June 29, 2018	/s/ Richard W. Martel
Richard W. Martel, Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)       Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2)       Filed herewith.

