Form 10-Q
period 2018-06-30
ENXNET INC
filed 2018-08-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2018, there were outstanding 58,376,518 shares of the registrant’s common stock, $0.00005 par value.

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	March 31, 2018
ASSETS
CURRENT ASSETS
Cash	$11,726	$21,744
Restricted cash	2,489	19,620
Prepaid expenses	—	1,118
TOTAL CURRENT ASSETS	14,215	42,482
OTHER ASSETS
Oil and gas cash bond	100,000	100,000

TOTAL OTHER ASSETS	100,000	100,000
TOTAL ASSETS	$114,215	$142,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$692,761	$674,297
Advances from officer - related party	10,500	25,500
Advances from stockholder	31,000	31,000
Note payable-stockholder	50,000	100,000
Note payable-related party	50,000	—
Convertible notes payable	300,000	300,000
Convertible notes payable - related party	935,101	920,101
TOTAL CURRENT LIABILITIES	2,069,362	2,050,898
LONG-TERM LIABILITIES
Convertible note payable	100,000	100,000
TOTAL LONG-TERM LIABILITIES	100,000	100,000
TOTAL LIABILITIES	2,169,362	2,150,898
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 55,276,518 and 55,276,518 shares issued and outstanding, respectively	2,764	2,764
Additional paid-in capital	5,689,654	5,689,654
Accumulated deficit	(7,647,565)	(7,600,834
Other comprehensive loss	(100,000)	(100,000
TOTAL STOCKHOLDERS’ DEFICIT	(2,055,147)	(2,008,416
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,215	$142,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	June 30,
	2018	2017

EXPENSES
Oil and gas exploration	$—	$600
Impairment of oil and gas properties, unproven	17,128	—
Payroll	1,500	1,500
Professional services	15,107	6,023
Occupancy and offices	1,888	1,854
Travel	225	250
Total Expenses	35,848	10,227
LOSS FROM OPERATIONS	(35,848)	(10,227)
OTHER EXPENSE
Interest expense	(10,883)	(13,369)
NET LOSS	$(46,731)	$(23,596)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	55,276,518	54,528,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,731)	$(23,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for additional interest	—	4,000
Impairment of oil and gas properties, unproved	17,128	—
Changes in operating assets and liabilities:
Prepaid expenses	1,118	—
Accounts payable & accrued expenses	18,464	7,194
Net cash used in operating activities	(10,021)	(12,402)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties, unproved	(17,128)	(17,255)
Purchase of cash bond	—	(100,000)
Net cash used in investing activities	(17,128)	(117,255)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer-related party	—	500
Payment of advances from officer-related party	—	(500)
Proceeds from convertible note payable-stockholder	—	16,000
Proceeds from note payable-stockholder	—	100,000
Net cash provided by financing activities	—	116,000
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(27,149)	(13,657)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - Beginning of period	41,364	60,400
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - End of period	$14,215	$46,743
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of advances from officer-related party to convertible notes payable-related party	$15,000	$6,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the three months ended June 30, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2018 Annual Report on Form 10-K.

Reclassification

Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 financial presentation. These reclassifications have no impact on net loss.

Cash, Cash Equivalents and Restricted Cash

Cash, cash equivalents and restricted cash consist of the following:
	June 30, 2018	March 31, 2018
Cash	11,726	21,744
Cash equivalents	—	—
Restricted cash	2,489	19,620
Total cash, cash equivalents and restricted cash	$14,215	$41,364

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. The attached financial statements include the adoption of ASU 2016-18 which was adopted by the Company on April 1, 2018. The adoption did not have a material impact on the Company’s Consolidated Financial Statements “, other than certain reclassifications have been made in the Company’s consolidated statements of cash flows to conform with the current period presentation.

The Company does not expect the adoption of other recently issued accounting pronouncements to have a significant impact on the Company's results of operation, financial position or cash flows.

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

NOTE 3 – NOTES PAYABLE

Note payable-stockholder consists of the following:
	June 30, 2018	March 31, 2018
5.75% note payable to stockholder, due May 17, 2018.	$50,000	$100,000

Note payable-related party consists of the following:
	June 30, 2018	March 31, 2018
5.75% note payable to related party, due May 17, 2018.	$50,000	$-

Convertible notes payable-related party consists of the following:
	June 30, 2018	March 31, 2018
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 38,238,984 common shares	764,455	749,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$935,101	$890,101

Convertible notes payable consists of the following:
	June 30, 2018	March 31, 2018
7% convertible notes payable to stockholder, which is past due, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible notes payable to stockholder, due August 12, 2018 convertible into a maximum of 250,000 common shares,	50,000	50,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$300,000	$300,000

Long Term Convertible notes payable consists of the following:
	June 30, 2018	March 31, 2018
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	50,000	50,000
Total notes payable	$100,000	$100,000

On April 1, 2018, the Company converted $15,000 of the advances from an officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.025 per share.

In April 2018, our CEO and President acquired a $50,000 interest in a note payable-stockholder that is due May 17, 2018, and at June 30, 2018 was in default. on August 13, 2018 the Company paid this note with the issuance of 1,250,000 shares of stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder:

Advances from a stockholder at June 30, 2018 and March 31, 2018 was $31,000.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the three months ended June 30, 2018 and the year ended March 31, 2018, respectively, the CEO made additional unsecured advances totaling $-0- and $15,500. During the three months ended June 30, 2018 and the year ended March 31, 2018, the Company made payments on these advances of $-0- and $500, respectively. At June 30, 2018 and March 31, 2018, respectively, advances from the CEO were $-0- and $15,000, respectively.

Accrued Interest - officer

The Company has notes payable to the CEO in the aggregate amount of $764,455 and $749,455 as of June 30, 2018 and March 31, 2018, respectively. Accrued interest owed on these notes at June 30, 2018 and March 31, 2018 is $208,684 and $204,861, respectively. These notes and accrued interest are convertible into 40,783,799 and 41,411,316 shares of restricted common stock of the Company, as of June 30, 2018 and March 31, 2018 respectively.

Advances from officer - related party

At June 30, 2018 and March 31, 2018, advances from the entity controlled by the CEO was $10,500 and notes payable totaled $160,250. Accrued interest owed on these notes at June 30, 2018 and March 31, 2018 is $35,873 and $35,188, respectively. These notes and accrued interest are convertible into 3,168,016 and 3,155,917 shares of restricted common stock of the Company, as of June 30, 2018 and March 31, 2018, respectively.

Oil and Gas Leases

During the three months ended June 30, 2018, the Company paid $100 in transfer fees to acquire a lease on an additional 640 acres in the Rocky Mountain range located in the state of Colorado for a 4-year term. The lease was acquired from our President and CEO. Each year, the Company is responsible for making additional lease payments of $2.50 per acre to keep the lease

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of June 30, 2018 is presented below:

June 30, 2018
Options outstanding at beginning of year	1,290,000
Options granted	—
Options exercised	—
Options expired	—
Options outstanding at end of year	1,290,000

The following table summarizes the information about the stock options as of June 30, 2018:

Weighted Average of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
0.08	900,000	4.05	900,000
0.10	240,000	4.05	240,000
0.12	150,000.05		150,000
$0.08 - 0.12	1,290,000	3.59	1,290,000

NOTE 6 – SUBSEQUENT EVENTS

On July 10, 2018, the Company extended and repriced options that were expiring. A total of 100,000 options of the 150,000 options expiring were extended for one year at a price of $0.25 per option.

On August 13, 2018, the Company issued 600,000 shares of common stock in exchange for $30,000.

On August 13, 2018, the Company issued 2,500,000 common shares to retire two note payable in the aggregate amount of $100,000. These notes were in default. Prior to retiring the note, our CEO acquired a one-half interest in the note. Of these shares, 1,250,000 were issued to the CEO as payment of the note

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

The Company currently can satisfy its current cash requirements for approximately 90 days and will raise additional working capital by the sale of shares of the Company common stock to select perspective individuals and from additional borrowings. This plan should provide the additional necessary funds required to enable the Company to initiate its drilling program on the oil and gas lease properties.

The Company does not anticipate any significant cash requirements for the purchase of any facilities.

The Company currently has no full-time employee on the payroll.

Results of Operations – Three months ended June 30, 2018 and 2017.

The Company incurred operating expenses of $35,848 and $ 10,227 for the three months ended June 30, 2018 and 2017, respectively, an increase of $25,621. The increase in operating expenses for the three months ended June 30, 2018 when compared to the three-month period ended June 30, 2017 consist of:

·	Increase in the impairment of oil and gas properties of $17,128

·   Impairment of oil and gas properties, unproved increased $17,128 for the three months ended June 30, 2018 from the previous year. In the current period the Company determined that carrying value of the unproved oil and gas properties was not supported as we have not been able to raise funds to complete a drilling program on these properties.

·	Increase in professional services of $9,084

·   Professional services in the three months ended June 30, 2018 includes fees for our year end reporting cycle. Similar fees for the prior year’s annual reporting cycle were not recorded until the following quarter when the annual report was filed.

·	And other decreases of $591

During the three months ended June 30, 2018 and 2017 we incurred net losses of $46,731 and $23,596, respectively.

Liquidity and Capital Resources.

From inception through June 30, 2018, the Company has issued 55,276,518 shares of its Common Stock to officers, directors and outside shareholders.  The Company has little operating history and no material assets other than the oil and gas cash bond and 22,507 acres of mineral lease properties. The Company has $11,726 of unrestricted cash and $2,489 of restricted cash as of June 30, 2018.

The Company has incurred operating losses each year since its inception and has a working capital deficit at June 30, 2018. At June 30, 2018 and March 31, 2018, the working capital deficit was $2,055,147 and $2,008,416, respectively. The working capital deficit and operating losses raise substantial doubt about the Company’s ability to continue as a going concern.  As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2018 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended June 30, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. The attached financial statements include the adoption of ASU 2016-18. The adoption did not have a material impact on the Company’s Consolidated Financial Statements “, other than certain reclassifications have been made in the Company’s consolidated statements of cash flows to conform with the current period presentation.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operation, financial position or cash flows.

Unaudited Financial Statements

The accompanying unaudited financial statements for the three months ended June 30, 2018 have been prepared in accordance with generally accepted accounting principles for interim financia1 information.  In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included.  The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2018 Annual Report on Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 13, 2018, the Company issued 2,500,000 common stock shares in payment of a $100,000 note that matured on May 31, 2018. Prior to this payment, our CEO and President had acquired one half interest in the loan.

On August 13, 2018, the Company issued 600,000 shares of common stock in exchange for $30,000.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of August 2018.

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

