Form 10-Q
period 2018-09-30
ENXNET INC
filed 2018-11-14
CIK 1083706

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

YES [ ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2018, there were outstanding 58,376,518 shares of the registrant’s common stock, $0.00005 par value.

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	March 31, 2018
ASSETS
CURRENT ASSETS
Cash	$8,922	$21,744
Restricted cash	2,313	19,620
Prepaid expenses	—	1,118
TOTAL CURRENT ASSETS	11,235	42,482
OTHER ASSETS
Oil and gas cash bond	100,000	100,000

TOTAL OTHER ASSETS	100,000	100,000
TOTAL ASSETS	$111,235	$142,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$694,281	$674,297
Advances from officer - related party	10,500	25,500
Advances from stockholder	31,000	31,000
Note payable-stockholder	—	100,000
Note payable-related party	—	—
Convertible notes payable	400,000	300,000
Convertible notes payable - related party	935,101	920,101
TOTAL CURRENT LIABILITIES	2,070,882	2,050,898
LONG-TERM LIABILITIES
Convertible note payable	—	100,000
TOTAL LONG-TERM LIABILITIES	—	100,000
TOTAL LIABILITIES	2,070,882	2,150,898
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 58,376,518 and 55,276,518 shares issued and outstanding, respectively	2,919	2,764
Additional paid-in capital	5,838,671	5,689,654
Accumulated deficit	(7,701,237)	(7,600,834)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,959,647)	(2,008,416)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$111,235	$142,482

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
EXPENSES	2018	2017	2018	2017
Oil and gas exploration	$—	$—	$—	$600
Impairment of oil and gas properties, unproven	15,366	—	32,494	—
Consulting	1,672	12,196	1,672	12,196
Payroll	1,500	18,998	3,000	20,498
Professional services	5,827	14,187	20,934	20,210
Occupancy and offices	1,578	1,235	3,466	3,089
Travel	295	367	520	617
Total Expenses	26,238	46,983	62,086	57,210
LOSS FROM OPERATIONS	(26,238)	(46,983)	(62,086)	(57,210)
OTHER EXPENSE
Loss on conversion of notes payable	(17,500)	—	(17,500)	—
Interest expense	(9,934)	(15,056)	(20,817)	(28,425)
Total Other Expenses	$(27,434)	$(15,056)	$(38,317)	$(28,425)
NET LOSS	$(53,672)	$(62,039)	$(100,403)	$(85,635)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	57,096,298	54,899,595	56,181,436	54,668,139

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,403)	$(85,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for additional interest	—	8,300
Common stock issued for compensation	—	7,650
Stock options extended	1,672	22,044
Impairment of oil and gas properties, unproved	32,494	—
Loss on conversion of notes payable	17,500	—
Changes in operating assets and liabilities:
Prepaid expenses	1,118	—
Accounts payable & accrued expenses	19,984	17,414
Net cash used in operating activities	(27,635)	(30,227)
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties, unproved	(32,494)	(32,821)
Purchase of cash bond	—	(100,000)
Net cash used in investing activities	(32,494)	(132,821)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer-related party	—	500
Payment of advances from officer-related party	—	(500)
Proceeds from convertible note payable-stockholder	—	50,000
Proceeds from convertible notes payable – related parties	—	16,000
Proceeds from note payable-stockholder	—	100,000
Proceeds from sales of stock	30,000	—
Net cash provided by financing activities	30,000	166,000
NET CHANGE IN CASH AND RESTRICTED CASH	(30,129)	2,952
CASH AND RESTRICTED CASH - Beginning of period	41,364	60,400
CASH AND RESTRICTED CASH - End of period	$11,235	$63,352
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$—	$2,750
Cash paid for taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of advances from officer-related party to convertible notes payable-related party	$15,000	$6,000
Conversion of notes payable stockholder with stock issuance	$100,000	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the six months ended September 30, 2018 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2018 Annual Report on Form 10-K.

Reclassification

Certain amounts in the 2017 financial statements have been reclassified to conform to the 2018 financial presentation. These reclassifications have no impact on net loss.

Cash and Restricted Cash Cash and restricted cash consist of the following:
	September 30, 2018	March 31, 2018
Cash	8,922	21,744
Restricted cash	2,313	19,620
Total cash and restricted cash	$11,235	$41,364

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

NOTE 3 – NOTES PAYABLE

Note payable-stockholder consists of the following:

	September 30, 2018	March 31, 2018
5.75% note payable to a stockholder, due May 31, 2018.	$—	$100,000

Convertible notes payable-related party consists of the following:
	September 30, 2018	March 31, 2018
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 38,238,984 common shares	764,455	749,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$ 935,101	$ 920,101
Convertible notes payable consists of the following:
	September 30, 2018	March 31, 2018
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	50,000	-
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	50,000	-
7% convertible notes payable to stockholder, which is past due, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible notes payable to stockholder, due August 12, 2018 convertible into a maximum of 250,000 common shares,	50,000	50,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$ 400,000	$ 300,000
Long Term Convertible notes payable consists of the following:
	September 30, 2018	March 31, 2018
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	-	50,000
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	-	50,000
Total notes payable	$ -	$ 100,000

On April 1, 2018, the Company converted $15,000 of the advances from an officer into a convertible note payable. The note bears interest of 2% and is convertible with the accrued interest into common shares of the Company at a rate of $0.025 per share.

In April 2018, our CEO and President acquired a $50,000 interest in a note payable-stockholder that was due May 17, 2018, On August 13, 2018 the Company paid this note with the issuance of 1,250,000 shares of stock. In addition, on August 13, 2018, The Company issued another 1,250,000 shares of stock to pay a note payable-stockholder in the amount of $50,000. A total of 2,500,000 shares of stock were issued to pay notes payable aggregating $100,000. The fair market value of the 2,500,000 shares issued was $117,500. The Company recognized a loss on conversion of the notes payable in the amount of $17,500.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder:

Advances from a stockholder at September 30, 2018 and March 31, 2018 was $31,000.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the six months ended September 30, 2018 and the year ended March 31, 2018, respectively, the CEO made additional unsecured advances totaling $-0- and $15,500. During the six months ended September 30, 2018 and the year ended March 31, 2018, the Company made payments on these advances of $-0- and $500, respectively. At September 30, 2018 and March 31, 2018, respectively, advances from the CEO were $-0- and $15,000, respectively.

Accrued Interest - officer

The Company has notes payable to the CEO in the aggregate amount of $764,455 and $749,455 as of September 30, 2018 and March 31, 2018, respectively. Accrued interest owed on these notes at September 30, 2018 and March 31, 2018 is $212,506 and $204,861, respectively. These notes and accrued interest are convertible into 42,388,166 and 41,411,316 shares of restricted common stock of the Company, as of September 30, 2018 and March 31, 2018 respectively.

Advances from officer - related party

At September 30, 2018 and March 31, 2018, advances from the entity controlled by the CEO was $10,500 and notes payable totaled $160,250. Accrued interest owed on these notes at September 30, 2018 and March 31, 2018 is $36,557 and $35,188, respectively. These notes and accrued interest are convertible into 3,180,115 and 3,155,917 shares of restricted common stock of the Company, as of September 30, 2018 and March 31, 2018, respectively.

Oil and Gas Leases

During the six months ended September 30, 2018, the Company paid $100 in transfer fees to acquire a lease on an additional 640 acres in the Rocky Mountain range located in the state of Colorado for a 4-year term. The lease was acquired from our President and CEO. Each year, the Company is responsible for making additional lease payments of $2.50 per acre to keep the lease

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

On July 10, 2018, the Company extended and repriced options that were expiring. A total of 150,000 options were expiring, of these 100,000 options were extended for 1 years at an exercise price of $0.25 per option. The Company used the Black-Scholes option pricing method to determine if there were additional compensation expenses to recognize. The extension and repricing resulted in the recognition of $1,672 in compensation expense.

A summary of the status of the Company’s stock options as of September 30, 2018 is presented below:

September 30, 2018
Options outstanding at beginning of year	1,290,000
Options granted	—
Options exercised	—
Options expired	(50,000)
Options outstanding at end of year	1,240,000

The following table summarizes the information about the stock options as of September 30, 2018:

Weighted Average of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years		Number Exercisable
0.08	900,000		3.80	900,000
0.10	240,000		3.80	240,000
0.25	100,000		0.80	100,000
$ 0.08 - 0.25	1,240,000		3.56	1,240,000

NOTE 6 – COMMON STOCK TRANSACTIONS

On July 16, 2018, the Company issued 600,000 common shares in exchange for $30,000 in cash.

On August 13, 2018, the Company issued 2,500,000 common shares to retire two note payable in the aggregate amount of $100,000. These notes were in default. Prior to retiring the note, our CEO acquired a one-half interest in the note. Of these shares, 1,250,000 were issued to the CEO as payment of the note. The fair market value of the 2,500,000 shares issued was $117,500. The Company recognized a loss on conversion of the notes payable in the amount of $17,500.

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

Results of Operations – Three months ended September 30, 2018 and 2017.

The Company incurred operating expenses of $26,238 and $ 46,983 for the three months ended September 30, 2018 and 2017, respectively, a decrease of $20,745. The decrease in operating expenses for the three months ended September 30, 2018 when compared to the three-month period ended September 30, 2017 consist of:

·	Increase in the impairment of oil and gas properties of $15,366
·	Impairment of oil and gas properties, unproved increased $15,366 for the three months ended September 30, 2018 from the previous year. In the current period the Company determined that carrying value of the unproved oil and gas properties was not supported as we have not been able to raise funds to complete a drilling program on these properties.
·	Decrease in Consulting services of $10,524.
·	Consulting and payroll expenses for the prior year included the compensation value of stock options of $9,946 that were extended, and the valuation of common stock issued for compensation of $2,250. In the current year stock options to a consultant were extended with a compensation value of $1,672.
·	Decrease in Payroll expense of $17,498.
·	Payroll expenses for the prior year included the compensation value of stock options of $12,098 that were extended, and the valuation of common stock issued for compensation of $5,400.
·	Decrease in professional services of $8,360
·	Professional services in the three months ended September 30, 2018 includes fees for our year end reporting cycle. Similar fees for the prior year’s annual reporting cycle were not recorded until the following quarter when the annual report was filed.

During the three months ended September 30, 2018 and 2017 we incurred net losses of $53,672 and $62,039, respectively.

Results of Operations – Six months ended September 30, 2018 and 2017.

The Company incurred operating expenses of $62,086 and $57,210 for the six months ended September 30, 2018 and 2017, respectively, an increase of $4,876. The increase in operating expenses for the six months ended September 30, 2018 when compared to the six-month period ended September 30, 2017 consist of:

·	Increase in the impairment of oil and gas properties of $32,494
·	Impairment of oil and gas properties, unproved increased $32,494 for the six months ended September 30, 2018 from the previous year. In the current period the Company determined that carrying value of the unproved oil and gas properties was not supported as we have not been able to raise funds to complete a drilling program on these properties.
·	Decrease in Consulting services of $10,524.
·	Consulting and payroll expenses for the prior year included the compensation value of stock options of $9,946 that were extended, and the valuation of common stock issued for compensation of $2,250. In the current year stock options to a consultant were extended with a compensation value of $1,672.
·	Decrease in Payroll expense of $17,498.
·	Payroll expenses for the prior year included the compensation value of stock options of $12,098 that were extended, and the valuation of common stock issued for compensation of $5,400.

During the six months ended September 30, 2018 and 2017 we incurred net losses of $100,403 and $85,635, respectively.

Liquidity and Capital Resources.

From inception through September 30, 2018, the Company has issued 58,376,518 shares of its Common Stock to officers, directors and outside shareholders. The Company has little operating history and no material assets other than the oil and gas cash bond and 22,507 acres of mineral lease properties. The Company has $8,922 of unrestricted cash and $2,313 of restricted cash as of September 30, 2018.

The Company has incurred operating losses each year since its inception and has a working capital deficit at September 30, 2018. At September 30, 2018 and March 31, 2018, the working capital deficit was $2,059,647 and $2,008,416, respectively. The working capital deficit and operating losses raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2018 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended September 30, 2018 and 2017, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Recent Accounting Pronouncements

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

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended September 30, 2018 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2018 Annual Report on Form 10-K.

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

There have been no material changes with regard to the risk factors previously disclosed in our most recent Annual Report on Form 10- K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2018.

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

