Form 10-K
period 2019-03-31
ENXNET INC
filed 2019-06-28
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

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

Non-accelerated filer [X] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was $1,667,638.

On June 29, 2019, the registrant had 60,176,518 shares of common outstanding.

Documents incorporated by reference: None.

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

Products and Services

Natural gas and petroleum Industry

The Company is searching for opportunities in the natural gas and petroleum industry. Our initial goal is to lease the oil and gas properties of acreage that has a high likelihood of becoming a producing property. We have leased a total of 22,507 acres of oil and gas properties in Colorado. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

	High		Low
Period from January 1, 2019 to March 31, 2019		$0.035	$0.010
Period from October 1, 2018 to December 31, 2018		$0.005	$0.035
Period from July 1, 2018 to September 30, 2018		$0.058	$0.045
Period from April 1, 2018 to June 30, 2018		$0.080	$0.025
Period from January 1, 2018 to March 31, 2018		$0.020	$0.019
Period from October 1, 2017 to December 31, 2017		$0.020	$0.012
Period from July 1, 2017 to September 30, 2017		$0.026	$0.013
Period from April 1, 2017 to June 30, 2017		$0.080	$0.015

Holders

There were approximately 120 stockholders of record of the Common Stock as of June 29, 2019. This does not reflect those shares held beneficially or in “street” name.

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

The Company issued -0- and 450,000 common shares during the year ended March 31, 2019 and 2018 with a fair value of $-0- and $10,300, respectively, which were recorded as additional interest on its outstanding notes.

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

Results of Operations

Year Ended March 31, 2019 Compared to Year Ended March 31, 2018.

Revenues

We had no revenues from operations for the years ended March 31, 2019 and 2018. At the present time we are focusing our efforts on searching for an opportunity in the natural gas and petroleum industry.

Operating Expenses

The Company incurred operating expenses for the years ended March 31, 2019 and 2018 of $103,541 and $198,473, respectively. The decrease in operating expenses was $94,932. Expense categories changed from year to year as follows:

·	Impairment of oil and gas properties, unproven decrease $66,824

·	Consulting expenses decreased by $10,524

·	Payroll expense decreased by $17,498

·	All other expense categories decreased by $86

Impairment of oil and gas properties, unproved decreased $66,824 for the year ended March 31, 2019 from the previous year. In the previous year the Company determined that carrying value of the unproved oil and gas properties was not supported as we have not been able to raise funds to complete a drilling program on these properties. In the prior year we wrote down all oil and gas properties and continued in the current year to write off any oil and gas lease payments.

Consulting expense decreased for the year ended March 31, 2019 by $10,524 from the previous year. In the previous year, we issued common stock and extended outstanding stock options to our outside board member and consultants in the amount of $2,250 and $9,946, respectively. We did not issue any common stock or options in the current year to consultants.

Payroll expense decreased for the year ended March 31, 2019 by $17,498 from the previous year. In the prior year, we issued common stock and extended outstanding stock options for compensation to our CFO and consultants in the amount of $5,400 and $12,098, respectively. We did not issue any common stock or options as compensation in the current year.

We incurred net losses for the years ended March 31, 2019 and 2018 of $161,725 and $251,042, respectively.

Liquidity and Capital Resources

The Company has issued 59,301,518 shares of its Common Stock to officers, directors and others. The Company has little operating history and no material assets other than the oil and gas cash bond and 22,507 acres of mineral lease properties. The Company has $10,594 in cash as of March 31, 2019, of which $2,439 is restricted for use in natural gas and petroleum exploration.

The Company has a limited source of revenue and has incurred operating losses since inception. The Company has incurred operating losses each year since its inception and has had a working capital deficit at March 31, 2019 and 2018. The working capital deficit at March 31, 2019 and 2018 was $2,079,969 and $2,008,416, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their reports on the Company’s March 31, 2019 and 2018 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2019 and 2018 for cash equivalents and accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EnXnet, Inc.

Tulsa, Oklahoma

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnXnet, Inc. and its subsidiary (collectively, the “Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

June 28, 2019

ENXNET, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$8,155	$21,744
Restricted cash	2,439	19,620
Prepaid expenses	—	1,118
TOTAL CURRENT ASSETS	10,594	42,482
OTHER ASSETS
Oil and gas cash bond	100,000	100,000
TOTAL OTHER ASSETS	100,000	100,000
TOTAL ASSETS	$110,594	$142,482

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$713,962	$674,297
Advances from officer - related party	10,500	25,500
Advances from stockholder	31,000	31,000
Note payable-stockholder	—	100,000
Convertible notes payable	400,000	300,000
Convertible notes payable - related parties	935,101	920,101
TOTAL CURRENT LIABILITIES	2,090,563	2,050,898
LONG-TERM LIABILITIES
Convertible note payable	—	100,000
TOTAL LONG-TERM LIABILITIES	—	100,000
TOTAL LIABILITIES	2,090,563	2,150,898
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 59,301,518 and 55,276,518 shares issued and outstanding, respectively	2,965	2,764
Additional paid-in capital	5,879,625	5,689,654
Accumulated deficit	(7,762,559)	(7,600,834)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,979,969)	(2,008,416)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,594	$142,482

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	March 31,
	2019	2018

EXPENSES
Oil and gas exploration	$—	$600
Impairment of oil and gas properties, unproved	56,367	123,191
Consulting	1,672	12,196
Payroll	6,000	23,498
Professional services	30,520	28,975
Occupancy and office	5,453	6,519
Travel	1,146	1,106
Other	2,383	2,388
Total Expenses	103,541	198,473
LOSS FROM OPERATIONS	(103,541)	(198,473)
OTHER EXPENSE
Loss on conversion of notes payable	(17,500)	—
Interest expense	(40,684)	(52,569)
Total other expenses	(58,184)	(52,569)
NET LOSS	$(161,725)	$(251,042)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	57,486,313	54,953,778

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the years ended March 31, 2019 and 2018

			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2017	54,401,518	$2,720	$5,649,654	$(7,349,792)	$(100,000)	$(1,797,368)
Common stock issued for:
Additional interest	450,000	23	10,277	—	—	10,300
Compensation	425,000	21	7,629	—	—	7,650
Stock option expense	—	—	22,044	—	—	22,044
Net loss	—	—	—	(251,042)	—	(251,042
Balance, March 31, 2018	55,276,518	2,764	5,689,654	(7,600,834)	(100,000)	(2,008,416)
Common stock issued for:
Conversion of notes payable	2,500,000	125	117,375	—	—	117,500
Cash	1,525,000	76	70,924	—	—	71,000
Stock options expense	—	—	1,672	—	—	1,672
Net loss	—	—	—	(161,725)	—	(161,725)
Balance, March 31, 2019	59,301,518	$2,965	$5,879,625	$(7,762,559)	$(100,000)	$(1,979,969)

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,725)	$(251,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for additional interest	—	10,300
Common stock issued for compensation	—	7,650
Stock options extended	1,672	22,044
Impairment of oil and gas properties, unproved	56,367	123,191
Loss on conversion of notes payable	17,500	—
Changes in operating assets and liabilities:
Prepaid expenses	1,118	(1,118)
Accounts payable & accrued expenses	39,665	37,734
Net cash used in operating activities	(45,403)	(51,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties, unproved	(56,367)	(56,795)
Purchase of cash bond	—	(100,000)
Net cash used in investing activities	(56,367)	(156,795)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from officer-related party	—	15,500
Payment of advances from officer-related party	—	(500)
Proceeds from convertible note payable-stockholder	—	24,000
Proceeds from convertible note payable	—	50,000
Proceeds from note payable-stockholder	—	100,000
Proceeds from sale of stock	71,000	—
Net cash provided by financing activities	71,000	189,000
NET DECREASE IN CASH AND RESTRICTED CASH	(30,770)	(19,036)
CASH AND RESTRICTED CASH - Beginning of period	41,364	60,400
CASH AND RESTRICTED CASH - End of period	$10,594	$41,364
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$—	$5,625
Cash paid for taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of advances from officer-related party to convertible notes payable-related party	$15,000	$6,000
Conversion of notes payable stockholder with stock issuance	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

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

Funds required to carry out management’s plans are expected to be derived from future stock sales and borrowings from outside and related parties. There can be no assurances that the Company will be successful in executing its plans.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Cash

Cash equivalents are highly liquid investments with an original maturity date of three months or less.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of March 31, 2019 and 2018 for cash, accounts payable, accrued expenses, advances from officer and stockholders, notes payable and convertible notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

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

Impairment of long-lived assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. The Company recognized impairment expense in the years ended March 31, 2019 and 2018 in the amounts of $56,367 and $123,191, respectively.

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

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the year ended March 31, 2019 and 2018 share Diluted EPS excludes all dilutive potential shares if their effect is antidilutive. During periods of net loss, all common stock equivalents are excluded from the diluted EPS calculation because they are antidilutive. As of March 31, 2019, the Company has common stock equivalents related to options outstanding to acquire 1,240,000 shares of the Company’s common stock and 49,575,649 shares issuable upon conversion of convertible notes payable and accrued interest.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation. References herein to the Company include the Company and its subsidiary, unless the context otherwise requires.

Cash and Restricted Cash

Cash and restricted cash as reported in the consolidated statements of cash flows consist of the following:

	March 31, 2019	March 31, 2018
Cash	$8,155	$21,744
Restricted cash	2,439	19,620
Total cash and restricted cash	$10,594	$41,364

Reclassification

Certain amounts in the 2018 financial statements have been reclassified to conform to the 2019 financial presentation. These reclassifications have no impact on net loss.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. The attached financial statements include the adoption of ASU 2016-18 which was adopted by the Company on April 1, 2018. The adoption did not have a material impact on the Company’s Consolidated Financial Statements, other than certain reclassifications have been made in the Company’s consolidated statements of cash flows to conform with the current period presentation.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which superseded nearly all then-existing revenue recognition guidance. Subsequent to the issuance of Topic 606, the FASB clarified the guidance through several Accounting Standard Updates; the collection of such revenue guidance is referred to herein as “ASC 606”. The core principle of ASC 606 is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adapted ASC 606 in the first quarter of our fiscal year ending March 31, 2018 using modified retrospective approach. The adoption of ASC 606 did not have a significant impact on the Company’s consolidated financial statements as of the period ended March 31, 2019 and, as a result, comparisons of revenues and operating profit performance between periods are not affected by the adoption of this ASU. The adoption of ASC 606 did not change judgements or affect the determination of the amounts and timing of revenue, the timing of satisfaction of performance obligations, the transaction price or the amounts allocated to performance obligations.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amended authoritative guidance on leases and is codified in ASC 842. The amended guidance requires lessees to recognize substantially all leases on their balance sheets as right-of-use (“ROU”) assets along with corresponding lease liabilities. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The new standard also requires increased disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The adoption will not have a material impact on the Company’s Consolidated Financial Statements when adopted.

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

NOTE 4 – OIL AND GAS PROPERTIES, UNPROVED

At March 31, 2019 and 2018, the Company had $179,558 and $123,191 in unproved oil and gas properties representing 22,507 and 17,306 acres in the Rocky Mountain range located in the State of Colorado, respectively. In the years ended March 31, 2019 and 2018, the Company paid $56,367 and $56,795 to lease 22,507 acres for a 5-year term, respectively. Initially the Company is required to pay the first year’s lease plus any lease bonus payments. Thereafter, the Company is responsible for making annual lease payments of $2.50 per acre to the State of Colorado for the next four years. Annual lease payments for future fiscal years are as follows:

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

Fiscal Year Ended March 31,	Acres Leased	Annual Lease Commitment
2020	22,507	$56,268
2021	22,507	$56,268
2022	21,547	$53,868
2023	3,521	$8,803
2024	—	—

Annually, the oil and gas properties are tested for impairment. The Company determined that there was impairment of the unproved oil and gas properties for the years ended March 31, 2019 and 2018 in the amounts of $56,367 and $123,191

NOTE 5 – INCOME TAXES

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

At March 31, 2019 and 2018, the Company had net deferred tax assets of approximately $1,427,000 and $1,393,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2019 and 2018. At March 31, 2019, the Company has net operating loss carry forwards totaling approximately $6,792,000 of which $6,632,000 is from the years ended March 31, 2000 through March 31, 2018 and these will begin to expire in the year 2020. Under the Tax Reform Act the loss from 2018 will not expire.

Income tax provision (benefit) for the years ended March 31, 2019 and 2018 is summarized below:

	2019	2018
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(34,000)	(48,000)
State	—	—
Total deferred	(34,000)	(48,000)
Increase in valuation allowance	34,000	48,000

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate before provision for income taxes. The sources and tax effect of the differences are as follows:

	2018	2017
Income tax provision at the federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	—%	—%
Effect of net operating loss	(21.0%)	(21.0%)
	—%	—%

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

Components of the net deferred income tax assets at March 31, 2019 and 2018 were as follows:

	2019	2018
Net operating loss carryover	$1,427,000	$1,393,000
Valuation allowance	(1,427,000)	(1,393,000)
	—	$—

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of evidence, it is more than likely than not that some portion or all of the deferred tax assets will not be recognized. After consideration of all the evidence, both positive and negative, management has determined that a $1,427,000 and $1,393,000 allowance at March 31, 2019 and 2018, respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $34,000.

As of March 31, 2019, we have a net operating loss carry forward of approximately $6,792,000. The loss will be available to offset future taxable income.

The Company has identified its “major” tax jurisdictions to include the U.S. government. The Company's fiscal 2016 through 2018 federal tax returns remain open by statute.

NOTE 6 - NOTES PAYABLE

Note payable-stockholder consists of the following:	March 31,
	2019	2018
5.75% note payable to stockholder, due May 17, 2018.	$-	$100,000

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

Convertible notes payable-related party consists of the following:
	March 31, 2019	March 31, 2018
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 38,238,984 common shares	764,455	749,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$ 935,101	$ 920,101
Convertible notes payable consists of the following:
	March 31, 2019	March 31, 2018
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	50,000	-
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	50,000	-
7% convertible notes payable to stockholder, due on demand, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible notes payable to stockholder, due on demand, which is past due, convertible into a maximum of 250,000 common shares,	50,000	50,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$ 400,000	$ 300,000
Long Term Convertible notes payable consists of the following:
	March 31, 2019	March 31, 2018
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	-	50,000
7% convertible note payable to stockholder, due on September 10, 2019, convertible into a maximum of 250,000 common shares,	-	50,000
Total notes payable	$ -	$ 100,000

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

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances from Stockholder:

Advances from a stockholder at March 31, 2019 and 2018 were $31,000 and $31,000, respectively.

Advances from Officer:

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2019 and 2018, the CEO made additional unsecured advances totaling $-0- and $15,500, respectively. During the years ended March 31, 2019 and 2018, the Company made payments on these advances of $-0- and $500, respectively. Also during the years ended March 31, 2019 and 2018, the Company converted $15,000 and $6,000 of the advances into notes payable, respectively. At March 31, 2019 and 2018, advances from the CEO were $-0- and $15,500 respectively.

The Company has notes payable to the CEO in the aggregate amount of $764,455 and $749,455 as of March 31, 2019 and 2018, respectively. Accrued interest owed on these notes at March 31, 2019 and 2018 amounted to $220,150 and $204,861, respectively. These notes and accrued interest are convertible into 42,770,550 and 41,411,316 shares of restricted common stock of the Company, respectively.

At March 31, 2019 and 2018, advances from the entity controlled by the CEO were $10,500 and $10,500, respectively, and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at March 31, 2019 and 2018 amounted to $37,926 and $35,188, respectively. These notes and accrued interest are convertible into 3,204,312 and 3,155,917 shares of restricted common stock of the Company, respectively.

Oil and Gas Leases

During the years ended March 31, 2019 and 2018, the Company paid $100 and $300, respectively in transfer fees to acquire leases on an additional 400 and 1,280 acres in the Rocky Mountain range located in the state of Colorado for a 4-year term. The lease was acquired from our President and CEO. Each year, the Company is responsible for making additional lease payments of $2.50 per acre to keep the lease

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 8- COMMON STOCK TRANSACTIONS

The Company issued 425,000 common shares during the year ended March 31, 2018 for services valued at $7,650. Of these shares, 300,000 and 125,000 respectively were issued to the CFO and to a director.

The Company issued -0- and 450,000 common shares during the years ended March 31, 2019 and 2018 with a fair value of $-0- and $10,300, respectively, which were recorded as additional interest on its outstanding notes.

On November 9, 2018, the Company issued 400,000 common shares to a stockholder in exchange for $20,000 in cash. On July 16, 2018, the Company issued 600,000 common shares in exchange for $30,000 in cash. On February 8, 2019, the Company received $21,000 in cash for 525,000 common shares to be issued to a stockholder.

ENXNET, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE YEARS ENDED March 31, 2019 and 2018

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

NOTE 9 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock. A summary of the status of the Company’s stock options as of March 31, 2019 and 2018 is presented below:

	2019	2018
Options outstanding at beginning of year	1,290,000	1,590,000
Options granted	—	—
Options exercised	—	—
Options canceled/expired	(50,000)	(300,000)
Options outstanding at end of year	1,240,000	1,290,000

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

On July 10, 2018, the Company extended and repriced options that were expiring. A total of 150,000 options were expiring, of these 100,000 options were extended for 1 year at an exercise price of $0.25 per option. The Company used the Black-Scholes option pricing method to determine if there were additional compensation expenses to recognize. The extension and repricing resulted in the recognition of $1,672 in compensation expense.

The following table summarizes the information about the stock options as of March 31, 2019:

Weighted Average Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
0.08	900,000	3.30	900,000
0.10	240,000	3.30	240,000
0.25	100,000	0.30	100,000
$0.08 - 0.25	1,240,000	3.06	1,240,000

The following table summarizes the information about the stock options as of March 31, 2018:

Weighted Average Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life Years	Number Exercisable
0.08	900,000	4.30	900,000
0.10	240,000	4.30	240,000
0.12	150,000	0.30	150,000
$0.08 - 0.12	1,290,000	3.84	1,290,000

NOTE 10 – SUBSEQUENT EVENTS

On April 17, 2019, the Company received $35,000 in cash for 875,000 common shares to be issued to a stockholder.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROL AND PROCEDURES.

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

During the evaluation of disclosure controls and procedures as of March 31, 2019, management identified a material weakness in internal control over financial reporting, which management considers an integral component of disclosure controls and procedures. The material weakness identified relates to a lack of appropriate accounting policies and related procedures. As a result of the material weakness identified, management concluded that EnXnet’s disclosure controls and procedures were not effective.

Notwithstanding the existence of this material weakness, EnXnet believes that the consolidated financial statements in this annual report on Form 10K fairly present, in all material respects, EnXnet’s financial condition as of March 31, 2019 and 2018, and the results of its operations and cash flows for the years ended March 31, 2019 and 2018, in conformity with United States generally accepted accounting principles (GAAP).

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

EnXnet’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, EnXnet management has concluded that, as of March 31, 2019, EnXnet’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the fourth quarter of fiscal year ended March 31, 2019, there have been no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, EnXnet internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Directors and Executive Officers

Set forth below are the names, ages, and positions of each of our executive officers and directors, together with such person’s business experience during the past five (5) years.

Name	Age	Position(s)
Ryan Corley	75	President, Chief Executive Officer, Chairman of the Board of Directors
Stephen Hoelscher	60	Chief Financial Officer, Chief Accounting Officer, Treasurer
Richard W Martel, Jr.	61	Director

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

Stephen Hoelscher - Chief Financial Officer and Treasurer

Mr. Hoelscher has been Chief Financial Officer of the Company since May 21, 2004 and has been providing accounting consulting services to the Company since January 2001. Mr. Hoelscher is a Certified Public Accountant and has 38 years of accounting and auditing experience. Prior to joining the Company, Mr. Hoelscher was and continues to be the CFO for Mastodon Ventures, Inc., a financial consulting business in Austin, Texas since June 2000. Mr. Hoelscher will continue his work with EnXnet and Mastadon and does not anticipate that this will interfere with his work for the Company. Mr. Hoelscher received a Bachelor of Business Administration from West Texas A&M University (formerly West Texas State University) in Canyon, Texas in 1981.

Richard W. Martel, Jr. - Member of the Board of Directors

Mr. Martel was elected to the Board of Directors and began serving on October 1, 2006. Mr. Martel had been the President of Gem Depot, Inc which was an ecommerce company that sold and distributed gemstones, gold and jewelry over the internet. Mr. Martel is also the co-founder and President of Detekt Corporation, a company that provides nondestructive infrared services to diagnose electrical and roofing problems for facilities. Detekt was founded in April 1986. Mr. Martel received his B.S. in Chemistry from Oklahoma State University in Stillwater, Oklahoma in 1981 and an MBA in Telecommunications Management from St. Edwards University in Austin, Texas in 1998.

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

The following table sets forth certain information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 for the fiscal years ended March 31, 2019 and 2018.

	Summary Compensation Table			Stock	Option

		Salary	Bonus	Awards	Awards	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Ryan Corley	2019	-0-	-0-	-0-	-0-	-0-
President and Chief Executive Officer	2018	-0-	-0-	-0-	-0-	-0-

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

Stock option Plan

2002 Stock Option Plan

We adopted our 2002 Stock Option Plan on July 24, 2001. The plan provides for the grant of options intended to qualify as “incentive stock options” and options that are not intended to so qualify or “non-statutory stock options”. The total number of shares of common stock reserved for issuance under the plan is 3,000,000 shares. We have issued 1,240,000 stock options under this plan that are outstanding at March 31, 2019.

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

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
		OPTION AWARDS
			Equity Incentive Plan Awards:			Option
	Number of Securities		Number of Securities			Exercise		Option
	Underlying Unexercised		Underlying Unexercised			Price	Expiration
	Options (#)		Unearned Options (#)			($)		Date
Name	Exercisable Unexercisable
Ryan Corley	200,000	-			200,000	$0.08		2022
Richard Martel, Jr.	200,000	-			200,000	$0.08		2022
Stephen Hoelscher	500,000	-			500,000	$0.08		2022
Compensation of Directors
	Fees	DIRECTOR COMPENSATION			Non-Qualified

	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation		Total
Name	($)	($)	($)	($)	($)	($)		($)
Ryan Corley	0	0	0	0	0		0	0
Richard Martel, Jr.	0	0	0	0	0		0	0

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information about securities authorized for issuance under our equity compensation plans as of March 31, 2019:

Number of Securities
remaining for future
	Number of		issuance under
	Securities to		equity
	be issued upon	Weighted-	compensation plans
	exercise of	average	(excluding securities
	outstanding	exercise price of	reflected in column
	options	outstanding	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,240,000	$0.10	-0-
Equity compensation plans not approved by security holders	-0-	$-0-	-0-
Total	1,240,000	$0.10	-0-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 31, 2019 regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, beneficially owns more than 5% of our Common Stock; (ii) each of our directors and named executive officers; and (iii) all of our named executive officers and directors as a group:

Name and address of Beneficial Owner (2)	Amount (1)	Percent of Class
Directors and Named Executive Officers:
Ryan Corley (3)	9,543,948	16.04%
Steve Hoelscher (4)	1,440,760	2.41%
Richard W Martel, Jr. (5)	645,000	1.08%
All directors and named executive officers as a group (3 persons)	10,360,708	19.32%

Other 5% or Greater Beneficial Owners	5,511,152	9.29%
* Less than 1%.

(1)	Beneficial ownership is calculated based on 59,301,518 shares of our common stock issued and outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days following the date hereof. The shares issuable pursuant to those options or warrants are deemed outstanding for computing the percentage ownership of the person holding these options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name, subject to community property laws, where applicable.

(2)	The address for the directors and named executive officers is c/o EnXnet, Inc. 7450 S. Winston Ave, Tulsa, OK 74136

(3)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.08 per share.

(4)	Includes 500,000 shares of common stock issuable upon the exercise of options at an average price of $.08 per share.

(5)	Includes 200,000 shares of common stock issuable upon the exercise of options at an average price of $.08 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Our CEO, Ryan Corley, has made advances to the Company in prior years. During the years ended March 31, 2019 and 2018, the CEO made additional unsecured advances totaling $-0- and $15,500, respectively. During the years ended March 31, 2019 and 2018, the Company made payments on these advances of $-0- and $500, respectively. Also during the years ended March 31, 2019 and 2018, the Company converted $15,000 and $6,000 of the advances into notes payable, respectively. At March 31, 2019 and 2018, advances from the CEO were $-0- and $15,500 respectively.

The Company has notes payable to the CEO in the aggregate amount of $764,455 and $749,455 as of March 31, 2019 and 2018, respectively. Accrued interest owed on these notes at March 31, 2019 and 2018 amounted to $220,150 and $204,861, respectively. These notes and accrued interest are convertible into 42,770,550 and 41,411,316 shares of restricted common stock of the Company, respectively.

At March 31, 2019 and 2018, advances from the entity controlled by the CEO were $10,500 and $10,500, respectively, and notes payable totaled $160,250 and $160,250, respectively. Accrued interest owed on these notes at March 31, 2019 and 2018 amounted to $37,926 and $35,188, respectively. These notes and accrued interest are convertible into 3,204,312 and 3,155,917 shares of restricted common stock of the Company, respectively.

Oil and Gas Leases

During the years ended March 31, 2019 and 2018, the Company paid $100 and $300, respectively in transfer fees to acquire leases on an additional 400 and 1,280 acres in the Rocky Mountain range located in the state of Colorado for a 4-year term. The lease was acquired from our President and CEO. Each year, the Company is responsible for making additional lease payments of $2.50 per acre to keep the lease

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

During the year ended March 31, 2018 the Company issued 300,000 shares of stock to the CFO valued at $5,400 and 125,000 shares of common stock to a director valued at $2,250.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Our board of directors appointed MaloneBailey, LLP as independent auditors to audit our financial statements for the years ended March 31, 2019 and 2018. The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual report on Form 10K and for the review of our quarterly financial statements included in our Quarterly reports on Form 10Q for the fiscal years ended March 31, 2019 and 2018 were $23,750 and $22,750, respectively.

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

June 28, 2019	EnXnet, Inc.

By:/s/ Ryan Corley
Name: Ryan Corley
Title: President, Chief Executive Officer and Director (principal executive officer)

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

June 28, 2019	/s/ Ryan Corley
Ryan Corley, President, Chief Executive Officer and Director
(principal executive officer)
June 28, 2019	/s/ Stephen Hoelscher
Stephen Hoelscher, Chief Financial Officer
(principal financial and accounting officer)
June 28, 2019	/s/ Richard W. Martel
Richard W. Martel, Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	First Amendment to Articles of Incorporation (1)
3.3	Second Amendment to Articles of Incorporation (1)
3.4	Bylaws (1)
10.1	Sub-License Agreement with Ryan Corley as Nominee (1)
10.2	License agreement for Clear Video (1)
10.3	License agreement for Clear Video - addendum (1)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Filed as an exhibit to Registrant’s Form 10-SB filed on May 22, 2000 and incorporated herein by reference.

(2)	Filed herewith.

