Form 10-Q
period 2019-09-30
ENXNET INC
filed 2019-11-14
CIK 1083706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30675

EnXnet, Inc.

(Name of issuer in its charter)

Oklahoma	73-1561191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2019, there were outstanding 60,801,518 shares of the registrant’s common stock, $0.00005 par value.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ENXNET, INC

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2019	2019
ASSETS
CURRENT ASSETS
Cash	$7,590	$8,155
Restricted cash	2,845	2,439
TOTAL CURRENT ASSETS	10,435	10,594
OTHER ASSETS
Oil and gas cash bond	100,000	100,000
TOTAL OTHER ASSETS	100,000	100,000
TOTAL ASSETS	$110,435	$110,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$733,639	$713,962
Advances from officer - related party	10,500	10,500
Advances from stockholder	31,000	31,000
Convertible notes payable	350,000	400,000
Convertible notes payable - related parties	985,101	935,101
TOTAL CURRENT LIABILITIES	2,110,240	2,090,563
LONG-TERM LIABILITIES
TOTAL LIABILITIES	2,110,240	2,090,563
STOCKHOLDERS’ DEFICIT
Common stock, $0.00005 par value; 200,000,000 shares authorized, 60,801,518 and 59,301,518 shares issued and outstanding, respectively	3,040	2,965
Additional paid-in capital	5,939,550	5,879,625
Accumulated deficit	(7,842,395)	(7,762,559)
Other comprehensive loss	(100,000)	(100,000)
TOTAL STOCKHOLDERS’ DEFICIT	(1,999,805)	(1,979,969)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,435	$110,594

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,

EXPENSES	2019	2018	2019	2018
Impairment of oil and gas properties, unproven	$15,366	$15,366	$32,394	$32,494
Payroll	1,500	1,500	3,000	3,000
Professional services	5,819	7,499	21,161	22,606
Occupancy and offices	1,286	1,578	2,743	3,466
Travel	297	295	671	520
Total Expenses	24,268	26,238	59,969	62,086
LOSS FROM OPERATIONS	(24,268)	(26,238)	(59,969)	(62,086)
OTHER EXPENSE
Loss on conversion of notes payable	—	(17,500)	—	(17,500)
Interest expense	(9,934)	(9,934)	(19,867)	(20,817)
Total other expense	(9,934)	(27,434)	(19,867)	(38,317)
NET LOSS	$(34,202)	$(53,672)	$(79,836)	$(100,403)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	60,554,265	57,096,298	60,020,097	56,181,436

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three Months ended September 30, 2019 and 2018

(Unaudited)

For the three Months ended September 30, 2018
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, June 30, 2018	55,276,518	2,764	5,689,654	(7,647,565)	(100,000)	(2,055,147)
Common stock issued for:
Conversion of notes payable	2,500,000	125	117,375	—	—	117,500
Cash	600,000	30	29,970			30,000
Stock option expense			1,672			1,672
Net loss	—	—	—	(53,672)	—	(53,672)
Balance, September 30, 2018	58,376,518	2,919	5,838,671	(7,701,237)	(100,000)	(1,959,647)

For the three Months ended September 30, 2019
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, June 30, 2019	60,176,518	3,009	5,914,581	(7,808,193)	(100,000)	(1,990,603)
Common stock issued for:
Cash	625,000	31	24,969	—	—	25,000
Net loss	—	—	—	(34,202)	—	(34,202)
Balance, September 30, 2019	60,801,518	$3,040	$5,939,550	$(7,842,395)	$(100,000)	$(1,999,805)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the six Months ended September 30, 2019 and 2018

(Unaudited)

For the six Months ended September 30, 2018
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2018	55,276,518	2,764	5,689,654	(7,600,834)	(100,000)	(2,008,416)
Common stock issued for:
Conversion of notes payable	2,500,000	125	117,375	-	-	117,500
Cash	600,000	30	29,970			30,000
Stock option expense			1,672			1,672
Net loss	-	-	-	(100,403)	-	(100,403)
Balance, September 30, 2018	58,376,518	2,919	5,838,671	(7,701,237)	(100,000)	(1,959,647)

For the six Months ended September 30, 2019
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance, March 31, 2019	59,301,518	2,965	5,879,625	(7,762,559)	(100,000)	(1,979,969)
Common stock issued for:
Cash	1,500,000	75	59,925	-	-	60,000
Net loss	-	-	-	(79,836)	-	(79,836)
Balance, September 30, 2019	60,801,518	$3,040	$5,939,550	$(7,842,395)	$(100,000)	$(1,999,805)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,836)	$(100,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on conversion of notes payable	—	17,500
Stock options extended	—	1,672
Impairment of oil and gas properties, unproved	32,394	32,494
Changes in operating assets and liabilities:
Prepaid expenses	—	1,118
Accounts payable & accrued expenses	19,677	19,984
Net cash used in operating activities	(27,765)	(27,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to oil and gas properties, unproved	(32,394)	(32,494)
Net cash used in investing activities	(32,394)	(32,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock	60,000	30,000
Net cash provided by financing activities	60,000	30,000
NET CHANGE IN CASH AND RESTRICTED CASH	(159)	(30,129)
CASH AND RESTRICTED CASH - Beginning of period	10,594	41,364
CASH AND RESTRICTED CASH - End of period	$10,435	$11,235
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Conversion of advances from officer-related party to convertible notes payable-related party	$—	$15,000
Conversion of notes payable stockholder with stock issuance	$—	$100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ENXNET, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of EnXnet, Inc. (“EnXnet” or “the Company”) for the six months ended September 30, 2019 have been prepared in accordance with generally accepted accounting principles in the United States of America, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, the financial statements do not include all information and footnotes required by generally accepted accounting principles in the United States for complete annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2019 Annual Report on Form 10-K.

Reclassification

Certain amounts in the March 31, 2019 financial statements have been reclassified to conform to the September 30, 2019 financial presentation. These reclassifications have no impact on net loss.

Cash and Restricted Cash

The following table sets forth a reconciliation of cash and restricted cash reported in the consolidated statements of cash flows that agrees to the total of those amounts as presented in the consolidated statements of cash flows.

Cash and restricted cash consist of the following:	September 30, 2019	September 30, 2018
Cash	$7,590	$8,922
Restricted cash	2,845	2,313
Total cash and restricted cash	$10,435	$11,235

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

NOTE 3 – NOTES PAYABLE

Convertible notes payable-related party consists of the following:
	September 30, 2019	March 31, 2019
7% convertible notes payable to stockholder, convertible into a maximum of 250,000 common shares,	50,000	50,000
2% convertible notes payable to Ryan Corley, President of the Company, due on demand, convertible into a maximum of 38,238,984 common shares	764,455	764,455
2% convertible note payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 978,000 common shares	48,900	48,900
3% convertible notes payable to an entity controlled by Ryan Corley, President of the Company, due on demand, convertible into a maximum of 1,619,500 common shares	111,350	111,350
2% convertible notes payable to Douglas Goodsell, a related party, due on demand, convertible into a maximum of 519,828 common shares	10,396	10,396
Total notes payable-related party	$985,101	$985,101

Convertible notes payable consists of the following:
	September 30, 2019	March 31, 2019
7% convertible note payable to stockholder, due on August 15, 2019, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible note payable to stockholder, which is past due, convertible into a maximum of 250,000 common shares,	50,000	50,000
7% convertible notes payable to stockholder, which is past due, convertible into a maximum of 250,000 common shares,	50,000	50,000
4% convertible notes payable to a stockholder, due on demand, convertible into a maximum of 350,000 common shares	175,000	175,000
2% convertible notes payable to stockholders, due on demand, convertible into a maximum of 1,100,000 common shares	25,000	25,000
Total notes payable	$350,000	$350,000
9

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder:

Advances from a stockholder at September 30, 2019 and March 31, 2019 was $31,000.

Accrued Interest - officer

The Company has notes payable to the CEO in the aggregate amount of $764,455 and $764,455 as of September 30, 2019 and March 31, 2019, respectively. Accrued interest owed on these notes at September 30, 2019 and March 31, 2019 is $227,795 and $220,150, respectively. These notes and accrued interest are convertible into 43,152,945 and 42,770,550 shares of restricted common stock of the Company, as of September 30, 2019 and March 31, 2019 respectively.

Advances from officer - related party

At September 30, 2019 and March 31, 2019, advances from the entity controlled by the CEO was $10,500 and notes payable totaled $160,250. Accrued interest owed on these notes at September 30, 2019 and March 31, 2019 is $38,611 and $37,242, respectively. These notes and accrued interest are convertible into 3,228,510 and 3,204,312 shares of restricted common stock of the Company, as of September 30, 2019 and March 31, 2019, respectively.

The Company conducts its business from the office of its CEO, Ryan Corley, rent free.

NOTE 5 – STOCK OPTIONS

On July 24, 2001, the Company filed with the SEC Form S-8, for its 2002 Stock Option Plan, (the Plan). An aggregate amount of common stock that may be awarded and purchased under the Plan is 3,000,000 shares of the Company’s common stock.

A summary of the status of the Company’s stock options as of September 30, 2019 is presented below:

2019
Options outstanding at beginning of year	1,240,000
Options granted	—
Options exercised	—
Options canceled/expired	(100,000)
Options outstanding at end of year	1,140,000

The following table summarizes the information about the stock options as of September 30, 2019:

Weighted Average Range		Weighted Average
of	Number	Remaining Contractual	Number
Exercise Price	Outstanding	Life Years	Exercisable
0.08	900,000	2.80	900,000
0.10	240,000	2.80	240,000

$0.08 - 0.10	1,140,000	2.80	1,140,000

NOTE 6 – COMMON STOCK

On June 11, 2019, the Company issued 875,000 common shares in exchange for $35,000 in cash.

On August 6, 2019 the Company issued 625,000 common shares in exchange for $25,000 in cash

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

EnXnet, Inc. (the “Company”) was formed under the laws of the State of Oklahoma on March 30, 1999. On November 7, 2015, the Company incorporated EnXnet Energy Company LLC. in the State of Colorado as a wholly owned subsidiary. EnXnet Inc. and its wholly owned subsidiary, EnXnet Energy Company, LLC. (the “Company”) is a natural gas and petroleum exploitation, development and production company engaged in locating and developing hydrocarbon resources, primarily in the Rocky Mountain region. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in these areas. The Company’s principal business is the acquisition of leasehold interests in petroleum and natural gas rights, either directly or indirectly, and the exploitation and development of properties subject to these leases. The Company has leased property in Colorado and is currently searching for additional opportunities in the natural gas and petroleum industry. Our goal is to lease the oil and gas properties of acreage that has a high likelihood of becoming a producing property. We will require additional funding to drill and complete a producing natural gas and petroleum well.

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

Results of Operations – Three months ended September 30, 2019 and 2018.

The Company incurred operating expenses of $24,268 and $26,238 for the three months ended September 30, 2019 and 2018, respectively, a minimal decrease of $1,970. Of this increase, $1,680 was attributed to a decrease in professional services.

Other expenses from the three months ended September 30, 2018 included $17,500 of the loss on conversion of notes payable. We did not have this expense in the current period.

During the three months ended September 30, 2019 and 2018 we incurred net losses of $34,202 and $53,672, respectively.

Results of Operations – Six months ended September 30, 2019 and 2018.

The Company incurred operating expenses of $59,969 and $62,086 for the six months ended September 30, 2019 and 2018, respectively, a minimal decrease of $2,117. Of this decrease, $1,445 was attributed to a decrease in professional services and $723 to a decrease in occupancy and offices expenses.

Other expenses from the six months ended September 30, 2018 included $17,500 of the loss on conversion of notes payable. We did not have this expense in the current period.

During the six months ended September 30, 2019 and 2018 we incurred net losses of $79,836 and $100,403, respectively.

Liquidity and Capital Resources.

From inception through September 30, 2019, the Company has issued 60,801,518 shares of its Common Stock to officers, directors and outside shareholders. The Company has little operating history and no material assets other than the oil and gas cash bond and 22,507 acres of mineral lease properties. The Company has $7,590 of unrestricted cash and $2,845 of restricted cash as of September 30, 2019.

The Company has incurred operating losses each year since its inception and has a working capital deficit at September 30, 2019. At September 30, 2019 and March 31, 2019, the working capital deficit was $2,099,805 and $2,079,969, respectively. The working capital deficit and operating losses raise substantial doubt about the Company’s ability to continue as a going concern. As a result of these factors, the Company’s independent certified public accountants have included an explanatory paragraph in their report on the Company’s March 31, 2019 financial statements which expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Basic and diluted net loss per share

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted loss per share includes the dilutive effects of common stock equivalents on an “as if converted” basis. For the periods ended September 30, 2019 and 2018, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share

Unaudited Financial Statements

The accompanying unaudited financial statements for the six months ended September 30, 2019 have been prepared in accordance with generally accepted accounting principles for interim financia1 information. In the opinion of management all adjustments considered necessary for a fair presentation, which consist of normal recurring adjustments, have been included. The accompanying unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2019 Annual Report on Form 10-K.

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

On June 11, 2019, the Company issued 875,000 common shares in exchange for $35,000 in cash.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November 2019.

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

